Form 10-K
period 1998-09-30
21ST CENTURY TELESIS II INC
filed 1999-01-22
CIK 947660

United  States  Securities  and  Exchange  Commission
Washington,  D.C.  20549
Form  10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998
Commission  File  Number  000-24817
Exact name of registrant as specified in its charter: 21st Century Telesis (II), Inc.
State or other jurisdiction of incorporation or organization: Delaware I.R.S. Employer Identification No.: 33-069528
Address of principal executive offices: 650 Town Center Drive, Suite 1999, Costa Mesa, CA 92626
Registrant's  telephone  number,  including  area  code:  (949)  752-2178
Securities registered pursuant to Section 12(b) of the Act: none Securities registered pursuant to Section 12(g) of the Act: 21st Century Telesis
(II),  Inc.  Preference  Stock
Indicate by check mark whether the registrant has file all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, or such shorter period that registrant was required to file such reports and whether registrant has been subject to such filing requirements for the past 90 days. The answer to both questions is yes.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $22,688,280, as determined by the price at which at which such equity was sold.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 100 shares of common stock and 2,571,328 shares of preference stock (note: all preferences associated with registrant's preference stock have lapsed, and such stock is equivalent in all respects to common stock).
Documents  incorporated  by  reference:  inapplicable.


Part  I
Prefatory Note: The statements contained in this Form 10 that are not historical facts are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable words. Registrant wishes to caution the reader that these forward-looking statements, including, without limitation, statements regarding the development of Registrant's business, the markets for its services, its anticipated sources of financing and capital expenditures and other statements contained herein regarding matters that are not historical facts, are only predictions. No assurances can be given that such predictions will prove correct or that the anticipated future results will be achieved; actual events or results may differ materially, either because one or more of such predictions prove to be erroneous, or as a result of risks facing Registrant.

Item  1.  Business.
-General  Development  of  Business
     Registrant and its joint venture partner, 21st Century Telesis, Inc., were formed in late 1994 and early 1995 in Delaware, and formed a Delaware general partnership under the name of the 21st Century Telesis Joint Venture in early 1995, for the purpose of raising funds to participate in the FCC's entrepreneur block PCS auctions. In this Form 10, references to "registrant" shall be deemed to include a reference to its joint venture partner, 21st Century Telesis, Inc., and to the Joint Venture, unless the context indicates otherwise.
     For its entrepreneur block auctions, the FCC established bidding credits and favorable payment terms for qualifying small businesses. The FCC required participants to prove they were genuine small businesses, and not catspaws for larger interests, by demonstrating their compliance with one or another of several structural profiles approved by the FCC. The Joint Venture satisfied these requirements by designating a "control group," which is required to own at least 25% of the total shareholder equity in the licensee and must exercise de facto and de jure control over its affairs.
     Seven individuals, five of whom are directors of registrant, were so designated in filings with the FCC prior to the commencement of the PCS auctions. One of these individuals has since resigned from employment with the Companies. Control is exercised by the remaining six individuals by virtue of their voting control over registrant's joint venture partner, 21st Century Telesis, Inc., which in turn, under the terms of the 21st Century Telesis Joint Venture Agreement, enjoys sole management authority over the affairs of the Joint Venture. The Joint Venture Agreement also specifies that 21st Century Telesis, Inc. is entitled to a fixed distributive share of 30% of the Joint Venture's distributable profits; The six "control group" members own, collectively, sufficient shares of the capital stock of 21st Century Telesis, Inc. to ensure that their equity interest in the licences is at least 25%, calculated on a fully-diluted basis.
     The FCC conducted two auctions for PCS licenses in which participation was restricted to qualifying small businesses: licenses in the C block, covering 30 MHz of bandwidth and licenses in the F block, covering 10 MHz of bandwidth. The Joint Venture secured 17 C block licenses, 8 F block licenses, and 2 D block licenses (10 MHz PCS licenses not reserved for small business licencees). The markets for which licenses are owned by Joint Venture and the amounts paid for such licenses are set forth in the two tables below:
Registrant's  C  Block  Licenses





Market            Population  License Cost   Cost per pop<F1>
Jackson, MS. . .     615,521  $  18,126,000  $           29.45
Syracuse, NY . .     791,140     16,914,000              21.38
South Bend, IN .     330,821     13,226,846              39.82
Lincoln, NE. . .     309,515      7,657,871              24.74
Binghamton, NY .     356,645      6,902,254              19.35
Utica, NY. . . .     316,633      6,750,000              21.32
Terre Haute, IN.     236,968      5,344,596              22.55
Grand Island, NE     141,541      4,447,500              31.42
Kokomo, IN . . .     184,899      3,926,846              21.24
Watertown, NY. .     296,253      3,647,250              12.31
Marion, IN . . .     109,238      2,374,496              21.74
Ithaca, NY . . .      94,097      2,325,004              24.71
Oneonta, NY. . .     107,742      1,954,540              18.14
Danville, IL . .     114,241      1,894,256              16.58
North Platte, NE      80,249      1,549,346              19.31
McCook, NE . . .      36,618        671,963              18.35
Vincennes, IN. .      93,758        480,070               5.12
TOTAL. . . . . .   4,215,879  $  98,192,838  $       23.20<F2>




<F1>  i.e.,  the  cost  of  the  license  divided by the total population of the market.
<F2>  average  cost  per  pop.

Registrant's  D  and  F  Block  Licenses




Market              Population  License Cost   Cost per Pop
Indianapolis, IN .   1,321,911  $   2,475,408  $        1.87
Lafayette, IN. . .     247,523        236,996           0.96
Elkhart, IN. . . .     235,152        304,237           1.29
Bloomington,IN<F1>     217,914        790,650           3.63
Muncie, IN . . . .     182,386        321,221           1.76
Michigan City,IN .     107,066        160,314            1.5
Scranton, PA . . .     678,410        561,375           0.83
Plattsburgh, NY. .     123,121        114,005           0.93
Glens Fall, NY . .     118,539        521,662            4.4
Hastings, NE . . .      72,833        164,062           2.25
TOTAL. . . . . . .   3,304,855  $   5,649,930  $        1.71


<F1>  The  licenses  for  Bloomington,  Indiana  and Muncie, Indiana are D block licenses, and thus are paid in full; the licenses for the other markets in the table are financed with the FCC over a ten-year term.
The FCC has granted 10-year installment payment terms for the C block and F block licenses, contingent upon the licensee's continuing satisfaction of applicable control group requirements.
-Registrant's  Plan  of  Operation  Through  Its  Next  Fiscal  Year
--------------------------------------------------------------------
Registrant has completed all preliminary engineering studies needed to build out its 27 markets. It has also leased premises in South Bend, Indiana to house a switch and administrative offices and has reached agreement in principle with the local power utility providing for installation on power poles of approximately 80% of the radio ports expected to be needed for that market. Finally, registrant has prepared detailed construction practices studies applicable to all its markets.
Registrant's current fiscal year will end on June 30, 1999, as a consequence of a recent amendment to registrant's bylaws changing its fiscal year from one ending on September 30 to one ending on June 30. During the balance of the fiscal year ending June 30, 1999, registrant will seek to conclude agreements with the incumbent wireline telephone service providers in its markets covering the infrastructure requirements for registrant's PCS operations (chiefly, use of the incumbent's wire to route traffic from registrant's radio ports to registrant's central office switch, and the provision of power to the radio ports) and covering interconnection charges for telephone traffic originating with a customer of registrant and terminating with a customer of the incumbent or other service provider, and vice versa.
If  registrant  receives  timely  financing in material amounts, as discussed in
Item 7 below, registrant will begin deployment of its markets during the period mentioned above. In the absence of such financing, registrant does not expect to complete any additional significant tasks related to system deployment during the balance of its current fiscal year.
The total cost to acquire and install the equipment needed to bring all 27 markets on line, or to being any substantial portion thereof on line, and to establish and bring to operational level the required management, marketing, customer service, maintenance and billing functions, greatly exceeds the financial resources of registrant and the Joint Venture. Over and above the costs mentioned in the preceding sentence, additional cash will be needed to defray anticipated start-up losses and to provided necessary working capital, in aggregate amounts which likewise exceed the financial resources currently available to registrant. See "Management Discussion and Analysis," Item 7, below.
Registrant is exploring means to finance all the above costs by a variety of means. In that connection, registrant has reached agreement with Hughes Network Systems for the provision and installation of radio ports and radio port control and network control equipment in all 27 of registrant's markets; as part of this agreement Hughes has agreed in principle to provide the partial vendor guarantees needed for the financing mentioned above, subject to Hughes' final approval of any financing ultimately arranged. Registrant has also reached agreement with vendors of other services and equipment necessary for the buildout of its markets. All such agreements are contingent upon timely receipt of financing by registrant, and none of such agreements comes into force until such financing has beensecured. As to the status of Registrant's efforts to secure financing, see "Management Discussion and Analysis," Item 7, below
Concurrently with its attempt to secure financing for all of its markets, Registrant and its affiliates have also pursued the lesser amounts of financing needed to build only a portion of their markets. See Item 7. Registrant's expenses currently consist of (1) overhead items, such as employee salaries, fees paid for professional services, business travel, office premises rentals, office equipment purchase and lease costs and telecommunications costs, and other customary business expenses, and (2) interest payments owed to the FCC on the deferred portion of the acquisition cost of the 17 C block licenses and 8 F block licenses. See Notes 1.d. and 2 to the Combined Financial Statements dated as of September 30, 1998, included as Item 8 of this Form 10-K. On March 24, 1998, the FCC issued an order that, inter alia, gave licensees, including registrant, three means by which licensees might reduce their debt to the FCC by returning licenses or spectrum to the FCC. These measures and their attendant consequences are discussed in Note 2 to the Combined Financial Statements dated as of September 30, 1998 included as Item 8 of this Form 10-K. On June 8, 1998, registrant returned to the FCC half the spectrum in each of its 17 C block licenses. As a consequence of this decision, registrant's continuing debt service requirements to the FCC have been cut approximately in half, with no near-term impact on anticipated operations.
Registrant currently has 12 full-time employees, with a total annual employee payroll of $933,080. Registrant anticipates having approximately 600 employees within five years if all 27 markets are timely built.
-Financial  Information  About  Foreign and Domestic Operations and Export Sales
--------------------------------------------------------------------------------
     Registrant has had no revenues from operations. Except for certain expenditures incurred in connection with exploring foreign business opportunities, which are immaterial in the aggregate, all of registrant's expenditures have been incurred in connection with its domestic PCS business. -PACS Technology
-----------------
The Joint Venture plans to deploy PCS equipment based on the Personal Access Communications Services ("PACS") standard.This technology, which was developed by BellCore, has an open system interconnection architecture and is optimized to provide a low-cost, high-quality wireless telephone system capable of replacing wireline telephony. The system is designed to function as an add-on to the existing wireline infrastructures, and utilizes low-cost, low-power wireless radio ports and radio port controllers which in turn connect with the wireline infrastructure. Because cell sizes are small, the handsets carried by the user can be small, low-powered and inexpensive. PACS PCS technology is designed to offer superior voice quality, but also offers other advanced digital capabilities, such as data transmission, fax, paging and, ultimately, compressed video. PACS is the only "low tier" common air interface currently approved by the Joint Technical Committee for use in the United States. The technology is an improved version of the Personal Handy Phone service which has been deployed with great success in Japan and which is currently undergoing trials in other countries. In addition to the portable applications, the technology readily supports fixed point usage, providing an economical means to connect conventional telephones to the central office switch. Because it is designed as an add-on to the existing wireline infrastructure, and because of the low costs implicit in the technology, PCS systems based on the PACS standard have the potential to be price-competitive with wireline telephony. None of the other PCS technologies developed thus far can be deployed with capital costs as low as PACS equipment.
Because of this cost advantage, registrant hopes to be able to achieve satisfactory market penetration for its service, notwithstanding the existence in each of its markets of (a) an existing, well-financed and well-known incumbent wireline operator; (b) up to two well-established cellular service providers; (c) up to 5 PCS licensees (including licensees holding 10 MHz licenses in the D, E or F blocks), some of whom may be presumed to be better-financed than registrant and whose systems may be deployed before registrant's; and (d) the aggregated SMR service offered by Nextel in much of the country. In addition, the FCC has announced plans to make additional spectrum available in the future to support additional wireless telephone services. Registrant expects to compete with all the abovementioned service providers based on cost, service and product performance.
Few PCS licensees have announced plans to deploy systems based on the PACS technology selected by registrant: most have opted to deploy systems based on other standards. At the present time, equipment designed to work under one technological standard will not work with another. As a consequence, handsets used by registrant's customers in their home markets will support only very limited "roaming" outside those markets. Such roaming may become possible in the future, if other PCS licensees elect to deploy PACS-based systems, or if handsets compatible with multiple standards are developed and become available. -Registrant's Licenses:
------------------------
     The licenses granted to registrant give it the right to offer PCS service for a period of 10 years; the licenses are renewable for an indefinite number of successive 10-year terms, assuming that registrant continues to satisfy the FCC's common carrier regulations.
The  licenses  are  subject  to  a  number  of  conditions:
1.  Construction  requirements:
a) within five years after issuance of the C block licenses facilities must be constructed to provide adequate service to one-third of the population of the market, and to two-thirds in 10 years;
b) within five years after issuance of the F block licenses facilities must be constructed to provide adequate service to one-fourth of the population of the market.
2. Registrant's C and F block licenses (which cover 25 of registrant's 27 markets) were obtained at FCC auctions reserved for qualifying small businesses, and as a consequence are subject to a number of restrictions, chief among them being the requirement that an identified control group exercise control over the licenses for the full 10-year initial term. With FCC approval, licenses may be transferred during the initial 10-year term to other entities that satisfy the FCC's requirements respecting small businesses. Licenses may also be transferred to entities that do not meet the FCC small business requirements, but the unpaid balance of the purchase price and bidding credits must be paid in full immediately. The Licenses must also be fully paid-up and the bidding credits repaid in the event that the Joint Venture ceases to meet the FCC's small business requirements at any time during the 10-year period of the initial license grant.
-PACS  Equipment
----------------
     The PACS standard is based on an open architecture, and thus any category of equipment can be manufactured by multiple vendors. Although this works in favor of ready availability and low prices, other factors may tend to constrain supply or registrant's freedom in choosing equipment vendors.
First, no PCS systems based on the PACS standard have been deployed thus far, and it is uncertain how many of such systems may be installed in the future; lack of demand could reduce the number of manufacturers interested in supplying PACS PCS equipment. Second, registrant has recently signed an agreement with Hughes Network Systems for the provision and installation of PCS networks in registrant's 27 markets. Even, therefor, if other vendors enter the PACS equipment market, registrant will be able to avail itself of vendor price competition only for markets it may acquire in the future.
     The equipment to be installed and/or utilized in registrant's markets consists of radio ports, radio port control units, central office switches and billing equipment and individual user handsets. The number of radio ports and radio port controllers required in any given market will vary in accordance with traffic density. For its 27 markets, registrant expects to pay a total of approximately $220 million for radio ports, radio port controllers and associated network control equipment.
The cost of a central office switch, including associated site improvement cost, is approximately $3,000,000. Registrant estimates that the initial deployment of operating systems in all 27 markets will require expenditures for acquisition and installation of switches of between $10 to $15 million, exclusive of site improvements.
Registrant's business plan assumes that it will purchase all handsets from manufacturers for resale to customers. Although handsets will be purchased only as needed to satisfy anticipated demand, they nonetheless represent, in the aggregate, a material capital cost, since they must be purchased for cash, rather than financed. The business plan contemplates that handsets will be sold to customers other than students at a price equal to 50% of registrant's acquisition cost, with the balance amortized against the fixed monthly service charge. Students will be charged $50 for a handset, an amount much less than half registrant's acquisition cost. As of the filing date of this Form 10, registrant was in negotiation with a major supplier of handsets over a long-term supply contract.
Registrant's business plan assumes a "churn rate" of 13% per year, based on cellular industry average, and further assumes that it will not be possible to repossess from lost customers material numbers of handsets which have not been fully amortized. Registrant's anticipated capital expenditures accommodate such losses.
In addition to the equipment noted above, operation of registrant's PCS systems will require agreements with local power utilities to permit registrant to locate radio ports on the utility's poles, and agreements with incumbent wireline telephone service providers, that (a) establish registrant's right to use such provider's wire to connect the radio ports to their associated radio port controllers and thence to registrant's switch; (b) provide for power to be supplied to registrant's radio ports; and (c) specify interconnection obligations and costs. Registrant has reached agreement in principle with American Electric Power Company on the provisions of a contract covering the attachment of registrant's radio ports on AEP poles. This agreement will cover four of registrant's markets.
Registrant believes that all of its computers capable of computations involving dates on or after January, 2000, and has secured similar warranties from all material vendors of equipment that includes computer hardware or software.

Item  2.  Properties
Registrant leases office premises in Costa Mesa, California for its headquarters, under customary commercial terms. Registrant also leases premises in South Bend, Indiana which will be utilized for office space and as the site for the central office switch for the South Bend and contiguous markets, along with associated network control equipment. Site preparation costs for the South premises will be material (See Item 1, "PACS Equipment") and site preparation will commence during registrant's current fiscal year, assuming timely completion of its financing. See Item 1.
In addition, if financing timely becomes available, registrant will begin the process of identifying and leasing premises to house its business offices, central office switches and control centers in its other market clusters.

Item  3.  Legal  Proceedings
     The Antitrust Division of the U.S. Department of Justice ("Department") elected to commence a civil proceeding against Registrant, among others, to challenge a bidding technique used by Registrant and a number of other participants in the FCC's C block auctions.
     Bidding in the C block auction was conducted by officers of Registrant on behalf of the 21st Century Telesis Joint Venture ("JV"), the Delaware general partnership of which Registrant is a member, and the entity that holds title to the licenses ultimately secured in the auction.
     During the auction, the JV had been higher bidder for several rounds on the Indianapolis market. There came a time in which another bidder, which had not previously shown an interest in Indianapolis, but which had been the repeated high bidder for the Baton Rouge license, topped Registrant's bid for Indianapolis. In the following round, Registrant, which had not previously bid on Baton Rouge, placed the high bid on that market, bidding an amount that ended with the numbers "XXX," which numbers were the same as market designator for Indianapolis.
     Thereafter, in the next round, the JV resumed bidding on Indianapolis and ultimately won that market. The JV made no further bids on Baton Rouge and the other bidder made no further bids on Baton Rouge. There were no discussions between the JV, or any of its affiliates, and the other bidder, before or during the auction respecting the C block markets, the auction or bidding strategies for the auction. Neither were there any discussions respecting or touching upon market allocation.
     After reviewing the above circumstances, the FCC staff concluded that the "trailing number" bid placed for one round on the Baton Rouge market did not constitute a violation of the FCC's rules against bidding collusion.
     Notwithstanding this finding by the primarily cognizant agency, the Antitrust Division of the Department of Justice, upon review of the facts, concluded that the single bid by the JV amounted to an improper signal, and advised Registrant that it intended to commence an enforcement proceeding.
     Registrant believes that the position of the Antitrust Division is erroneous, and that Registrant would prevail in any enforcement action. Rather than devote the time and resources necessary to contest the matter, however, Registrant has entered into a consent decree which has been filed in an Action commenced by the Department in Federal District Court. Under the terms of such decree, Registrant agreed not to violate FCC bidding rules in the future, while denying that it has done so in the past; no fines or penalties were assessed against Registrant. A copy of the consent decree with the Antitrust Division is filed herewith as an exhibit.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
Registrant's annual meeting of stockholders was held on August 12, 1998. The following directors were elected to continue in office: H. Randolph Hart , Jeffrey V. Barbieri , Lawrence Kaufman, Robert Andrew Hart IV, Philip J. Chasmar, James A. Roddey, John H. Greenberg, Gilbert Ross Rasco, Joseph A Miller III, Vincent E. Stuedeman, Allen Terrell , Philip Nelson, Frank Coughlin. Each of such individuals received 1,622,104 votes in favor of their election, out of a total of 1,671,986 present in person or by proxy.

At this meeting stockholders also adopted a resolution amending the bylaws of the corporation to change its fiscal year from one ending September 30 to one ending June 30, and changing the date of the annual meeting of stockholders to any day in November or December. The two resolutions received 1,652,116 favorable votes, out of a total of 1, 671,986 present in person or by proxy.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. There is no established trading market for Registrant's equity securities. No dividends have been paid on Registrant's equity securities in the two most recent fiscal years, or since inception.

Item  6.  Selected  Financial  Data.

SELECTED  FINANCIAL  DATA

The following table presents, for the periods ended and as of the dates indicated, selected combined financial information for the Companies on a combined basis. The financial information is derived from the Companies' audited combined financial statements and notes thereto. The selected historical financial information should be read in conjunction with "Management's Discussion and Analysis" and the Companies' Combined Financial Statements and notes thereto and other financial and operating information included elsewhere in this report.

Operating results shown in the following table are not indicative of future performance due to the capital requirements associated with the build-out of the Companies' PCS System and the uncertainties about the Companies' ability to continue as a going concern.



                                  Year Ended       Year Ended       Year Ended      Inception to
                                 September 30,    September 30,    September 30,    September 30,
                                     1998             1997             1996             1998
                                ---------------  ---------------  ---------------  ---------------

STATEMENT OF OPERATIONS DATA:
  Revenues . . . . . . . . . .  $            -   $            -   $            -   $       -
                                ---------------  ---------------  ---------------  ---------------

  Operating expenses . . . . .       2,490,768        1,244,775          914,868        5,102,989
  Extraordinary charge (a) . .       2,945,785                -                -        2,945,785
                                ---------------  ---------------  ---------------  ---------------
  Total expenses . . . . . . .       5,436,553        1,244,775          914,868        8,048,774
  Interest income. . . . . . .         206,991          239,485           69,084          534,797
                                ---------------  ---------------  ---------------  ---------------
  Net loss . . . . . . . . . .      (5,229,562)      (1,005,290)        (845,784)      (7,513,977)
                                ---------------  ---------------  ---------------  ---------------

BALANCE SHEET DATA:

  Working capital. . . . . . .  $    1,214,008   $    5,137,432   $    3,901,281
  Property and equipment . . .         111,317          103,820           91,472
  Licenses and system
     development costs (a) . .      50,011,735       85,538,074       72,039,183
  Total assets . . . . . . . .      53,378,145       91,611,945       79,643,724
  Total liabilities  (a) . . .      37,222,150       70,226,388       63,807,717
  Deficit accumulated
     during the development
     stage . . . . . . . . . .      (7,513,977)      (2,284,415)      (1,279,125)
  Total stockholders'
    Equity . . . . . . . . . .      16,155,995       21,385,557       15,836,007



(a) The Companies recorded an extraordinary loss in June 1998 related to the return of one-half of its C block PCS spectrum and related forgiveness of one-half of the debts and accrued interest owed to the FCC. The return of these licenses contributed to the decrease in licenses and total liabilities at September 30, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Introduction
21st Century Telesis, Inc. II (Registrant), and its joint venture partner, 21st Century Telesis, Inc. (21st I) were formed in late 1994 and early 1995, respectively, in Delaware and thereafter formed a Delaware general partnership under the name of 21st Century Telesis Joint Venture (21st JV) in early 1995, for the purpose of raising funds to participate in the FCC's entrepreneur block PCS license auctions. 21st JV's sole purpose is to acquire PCS licenses from the FCC and to develop its PCS system in those geographic market areas. 21st JV formed a Delaware subsidiary 21st Century Bidding Corporation (21st BC) which also acquired PCS licenses from the FCC. The Joint Venture Agreement provides that 30% of all profits, gains, and losses of 21st JV will be allocated or distributed to 21st Century I and 70% is to be allocated or distributed to 21st II.
These companies, collectively referred to as "the Companies", are in the development stage and, to date, have devoted substantially all of their efforts to developing their business strategy, raising capital, and designing and developing their wireless network. 21st I manages and has complete authority over 21st JV under the terms of the Joint Venture Agreement. Since the Companies are under common control and management, the financial statements of each individual company have been combined to provide a more meaningful financial presentation of the operations of the Companies.

Results  of  Operations
-----------------------
The Companies have had no revenues from operating activities since their inception. The Companies' sole source of revenues has been interest income earned on invested cash balances. Interest income for the year ended September 30, 1998 was $206,991 compared to $239,485 and $69,084 for the year ended September 30, 1997 and for the year ended September 30, 1996, respectively. The decrease in interest income is attributable to a decrease in available cash resulting from operations.
Total expenses for the year ended September 30, 1998 totaled $5,436,553 compared to $1,244,775 for the year ended September 30, 1997 and $914,868 for the year ended September 30, 1996. The increases in expenses for the year ended September 30, 1998 were attributable primarily to increased salaries caused by an increase in the number of personnel and costs associated with developing the Companies business plans and PCS market areas. The Companies also incurred additional legal and other professional services related to its efforts to secure financing and the contracts associated with the development of its PCS system. During the year ended September 30, 1998, the Companies incurred an extraordinary charge of $2,945,785 related to the forgiveness of debt by the FCC as discussed below. During the year ended September 30, 1998, the Companies continued to devote substantially all of its efforts and incur costs related to securing financing and contracts for the development of the PCS system.

Liquidity  and  Capital  Resources During the years ended September 30, 1997 and
----------------------------------
1996  the  Companies  received  proceeds from the issuance of preferred stock by
--
21st  II  of  $6,554,840  and $15,389,118, respectively, and $801,014 during the
--
period  from  inception  to  September  30, 1995.  21st I also received $900,000
--
during  the period from inception to September 30, 1995 from the issuance of its
--
capital stock. During the year ended September 30, 1996, the Companies borrowed $1 million from Siemens Stromberg-Carlson which was repaid in full during the year ended September 30, 1997. During the year ended September 30, 1998, the Companies did not incur any new debt or raise any new equity capital.

The Companies paid $3,387,664 and $11,819,284 during the years ended September 30 1997 and 1996, respectively, to acquire the PCS licenses from the FCC. On September 17, 1996, 21st JV entered into 17 notes payable to the FCC totaling $88,373,554 related to the acquisition of 17 C block PCS licenses. On April 28, 1997, 21st BC entered into 8 notes payable to the FCC totaling $3,630,447 related to the acquisition of the F block PCS licenses. These notes payable to the FCC, which included favorable financing terms, have been recorded at the net present value of the cash flows required under the FCC notes using an estimated borrowing cost of 13%, which represents management's estimated borrowing cost for debt similar to that issued by the FCC.
The Companies also paid interest to the FCC of $3,093,074 during the year ended September 30, 1997 related to the PCS license debts. Interest costs related to the FCC notes payable, including note discount amortization, have been capitalized and included as a part of the PCS license cost in the Companies combined financial statements.
The FCC issued a reconsider order which went into effect in April 1998, which allowed companies owning C block PCS licenses several options to restructure their license holdings and associated notes payable to the FCC. On June 8, 1998, the Companies elected the disaggregation option to return one-half of the C block PCS license spectrum (15 MHz of the original 30 MHz) in each of the 17 C block PCS licenses of which the Company acquired. The disaggregation election resulted in a 50% reduction in the respective C block license debts and accrued interest owed to the FCC. Additionally, 50% of the original down payment for each license continues to be considered a down payment for obtaining license spectrum. Another 20% of the down payment was applied to reduce current interest owed to the FCC for the remaining license debts. The remaining 30% of the original C block PCS license down payments have been forfeited due to the disaggregation election. At September30, 1998, the Companies owed the FCC $47,817,211 (undiscounted) and accrued interest payable of approximately $1,302,105.
The Companies' disaggregation election resulted in a charge to operations of $2,945,785 being recorded in June 1998 which represented forfeiture of the down payments made to the FCC for the return of the license spectrum. The Companies are prohibited from owning or re-bidding on the disaggregated licenses for two years from the date of the re-auction by the FCC of those licenses.

The Companies capitalized $566,872 during the year ended September 30, 1997 and $170,000 during the year ended September 30, 1998 of PCS system development cost.
The Companies had cash available to fund future operations of $2,660,126 at September 30, 1998 and $5,829,299 at September 30, 1997. At September 30, 1998, the Companies had current liabilities of $1,529,561at September 30, 1998 and $818,390 at September 30, 1997. The Companies' total liabilities decreased to $37,222,150 at September 30, 1998 due primarily to the return of C block license spectrum and the related forgiveness of debt by the FCC in June 1998. The Companies are continuing to evaluate the capital expenditures necessary to design, install, and make operational each of its PCS license market areas.
Related thereto, the Companies have entered into various agreements and contracts with equipment vendors and other contractors for the design and build-out of the Companies' PCS networks. These agreements are contingent upon the Companies obtaining the necessary capital and/or financing necessary to finance the Companies' PCS network development.
The Companies to date have been unsuccessful in securing financing to deploy PCS systems in its 27 markets. These difficulties have caused the Companies actively to pursue the possibility of securing smaller amounts of financing needed to build out a portion of their markets, with a view to using such markets to demonstrate the viability of the PACS technology the Companies have selected for their PCS systems; financing and build out of their other markets would take place at some indefinite point in the future.
In this connection, the Companies entered into an agreement to borrow from a substantial lender an amount of up to $100 million to finance the deployment of PCS systems in all their Indiana markets except Indianapolis. The lending commitment is subject to a number of contingencies, chief among which is the requirement that the Companies must have secured commitments for $50 million in additional equity by April 15, 1999, with not less than $25 million having been subscribed in cash by such date. The Companies are in active discussion with a number of institutional investors with a view to securing such additional equity, but no assurances can be given that they will be successful in their attempt to raise this additional capital.
In the event the Companies are unsuccessful in their attempt promptly to secure new equity financing, or are unable promptly to satisfy the conditions of the debt facility mentioned above, management intends to seek to secure alternative financing, including bridge financing, from one or more vendors of PCS systems based on technology standards other than PACS. There can be no assurance offered that the Companies will be successful in arranging such alternative financing. The Companies' remaining cash is not expected to be sufficient to fund its operations at the present level and also make their next full scheduled license payment to the FCC, due on April 28, 1999. This cash difficulty may be exacerbated by the fact that the Companies' expenditure levels are likely to increase during the first calendar quarter of 1999 owing to increased travel costs and legal costs associated with the lending commitment mentioned above. Failure to make an installment payment on any license will bring about its forfeiture, as well as the forfeiture of all amounts previously paid on such license. If the Companies are not successful in raising the necessary equity and finalizing the committed debt financing prior to the next FCC interest payment date, management may elect not to make their C block license payments, thereby forfeiting their 17 C block licenses. The amount saved thereby - approximately $773,000 - would give the Companies sufficient cash to continue operations (assuming uniform levels of expenditure at the current levels) through the balance of the period ending June 30, 1999. During such period the Companies would continue to seek financing for the build out of their 10 remaining markets.

Item  8.  Financial  Statements  and  Supplementary  Data.
C  O  N  T  E  N  T  S
                                      ----------------------



                                                            Page
                                                           ----


Independent  Auditors'  Report                                1

Combined  Balance  Sheets                                 2  -  3

Combined  Statements  of  Operations                           4

Combined  Statements  of  Shareholders'  Equity             5  -  6

Combined  Statements  of  Cash  Flows                          7

Notes  to  Combined  Financial  Statements                8  -  23



INDEPENDENT  AUDITORS'  REPORT
     ------------------------------


The  Boards  of  Directors
21st  Century  Telesis,  Inc.
21st  Century  Telesis  (II),  Inc.
21st  Century  Telesis  Joint  Venture,  and
21st  Century  Bidding  Corporation
(Development  Stage  Companies)
Costa  Mesa,  California

We  have  audited  the  accompanying  combined  balance  sheets  of 21st Century
Telesis, Inc., 21st Century Telesis (II), Inc., 21st Century Telesis Joint Venture, and 21st Century Bidding Corporation (development stage companies) as of September 30, 1998 and 1997 and the related combined statements of operations, stockholders' equity, and cash flows for each of the years during the three year period ended September 30, 1998 and the period from inception, December 6, 1994, to September 30, 1998. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of 21st Century Telesis, Inc., 21st Century Telesis (II), Inc., 21st Century Telesis Joint Venture, and 21st Century Bidding Corporation (development stage companies) as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years during the three year period ended September 30, 1998, and the period from inception, December 6, 1994, through September 30, 1998 in conformity with generally accepted accounting principles.

The accompanying combined financial statements have been prepared assuming that the Companies will continue as going concerns. As described in Note 8 to the combined financial statements, the Companies will require additional capital in order to meet its obligations to the FCC and to fund operating cash flow needs. The Companies will also require significant capital to build out the PCS network infrastructure necessary to provide services and implement its business plan. These capital requirements raise a substantial doubt about the Companies ability to continue as going concerns. Management's plans in regard to this matter, which include raising additional capital through equity offerings and debt financing, are also described in Note 8. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   POSTLETHWAITE  &  NETTERVILLE,  APAC

Baton  Rouge,  Louisiana
December  29,  1998


                              21ST CENTURY TELESIS, INC.
                           --------------------------
                         21ST CENTURY TELESIS (II), INC.
                     21ST CENTURY TELESIS JOINT VENTURE AND
                        21ST CENTURY BIDDING CORPORATION
                          (DEVELOPMENT STAGE COMPANIES)

                             COMBINED BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997

                                   A S S E T S

                                                                       1998         1997
                                                                    -----------  -----------

CURRENT ASSETS
------------------------------------------------------------------

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,660,126  $ 5,829,299
Accrued interest receivable. . . . . . . . . . . . . . . . . . . .       12,291        7,292
Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . .       50,000       50,000
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .       21,152       69,231
                                                                    -----------  -----------
   Total current assets. . . . . . . . . . . . . . . . . . . . . .    2,743,569    5,955,822
                                                                    -----------  -----------



FURNITURE AND EQUIPMENT
------------------------------------------------------------------
Net of accumulated depreciation of $94,263 and $55,226 . . . . . .      111,317      103,820
                                                                    -----------  -----------



OTHER ASSETS
------------------------------------------------------------------
PCS license costs, including capitalized interest  (Notes 2 and 7)   49,274,863   84,971,202
Capitalized system development costs . . . . . . . . . . . . . . .      736,872      566,872
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      511,524       11,524
Organizational costs . . . . . . . . . . . . . . . . . . . . . . .            -        2,705
                                                                    -----------  -----------
Total other assets . . . . . . . . . . . . . . . . . . . . . . . .   50,523,259   85,552,303
                                                                    -----------  -----------


TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .  $53,378,145  $91,611,945
                                                                    ===========  ===========




The  accompanying  notes  are  an  integral  part  of  these  statements.








                              L I A B I L I T I E S



                                                                1998          1997
                                                            ------------  ------------

CURRENT LIABILITIES
----------------------------------------------------------

Accounts payable and accrued expenses. . . . . . . . . . .  $   139,148   $   420,067
Accrued interest - FCC currently payable . . . . . . . . .    1,302,105       398,323
Note payable - Federal Communications Commission . . . . .       88,308             -
                                                            ------------  ------------
Total current liabilities. . . . . . . . . . . . . . . . .    1,529,561       818,390
                                                            ------------  ------------


LONG-TERM DEBTS - less current maturities  (Note 2)
----------------------------------------------------------
Notes payable - Federal Communications Commission. . . . .   35,692,589    66,619,736
Accrued interest - FCC notes payable . . . . . . . . . . .            -     2,788,262
                                                            ------------  ------------
Total long-term debts. . . . . . . . . . . . . . . . . . .   35,692,589    69,407,998
                                                            ------------  ------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . .   37,222,150    70,226,388
                                                            ------------  ------------

COMMITMENTS AND CONTINGENCIES  (Notes 7 and 8) . . . . . .            -             -
----------------------------------------------------------

S T O C K H O L D E R S'   E Q U I T Y
----------------------------------------------------------

21st Century Telesis, Inc.  (Notes 3 and 7)
Common stock - Series A, $.01 par value, 736,429
shares authorized, issued and outstanding. . . . . . . . .        7,364         7,364
Common stock - Series B, $.01 par value, 1,970,714 shares
authorized, 1,643,214 shares issued and outstanding. . . .            -             -
Preference stock, $.10 par value, 5,500,000 shares
authorized, 175,000 shares issued and outstanding. . . . .       17,500        17,500
21st Century Telesis (II), Inc.  (Notes 3, 4 and 7)
Preference stock, $.10 par value, 5,500,000 shares
authorized, 2,571,328 shares issued and outstanding. . . .      257,133       257,133
Additional paid in capital . . . . . . . . . . . . . . . .   23,387,975    23,387,975
Deficit accumulated during the development stage . . . . .   (7,513,977)   (2,284,415)
                                                            ------------  ------------
Total Stockholders' Equity . . . . . . . . . . . . . . . .   16,155,995    21,385,557
                                                            ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .  $53,378,145   $91,611,945
                                                            ============  ============




                           21ST CENTURY TELESIS, INC.
                           --------------------------
                         21ST CENTURY TELESIS (II), INC.
                         -------------------------------
                     21ST CENTURY TELESIS JOINT VENTURE AND
                     --------------------------------------
                        21ST CENTURY BIDDING CORPORATION
                        --------------------------------
                          (DEVELOPMENT STAGE COMPANIES)
                          -----------------------------

                        COMBINED STATEMENTS OF OPERATIONS
                        ---------------------------------
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996 AND
             ------------------------------------------------------
       FROM THE DATE OF INCEPTION, DECEMBER 6, 1994, TO SEPTEMBER 30, 1998
       -------------------------------------------------------------------

                                          Year Ended       Year Ended       Year Ended      Inception to
                                                                                           ---------------
                                         September 30,    September 30,    September 30,    September 30,
                                                                                           ---------------
                                             1998             1997             1996             1998
                                        ---------------  ---------------  ---------------  ---------------

REVENUES                                      $-               $-               $-               $-
--------------------------------------  ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES
--------------------------------------
Salaries . . . . . . . . . . . . . . .         908,647          563,665          389,904        2,140,859
Travel, meetings and conferences . . .         204,432          154,578          140,052          586,774
Legal and other professional services.         691,646          225,409          106,679        1,023,734
Interest expense . . . . . . . . . . .          27,235           49,186           42,523          119,156
Rent . . . . . . . . . . . . . . . . .         154,129           64,080           33,744          269,126
Telephone and utilities. . . . . . . .          49,983           17,414           30,939          118,009
Payroll taxes. . . . . . . . . . . . .          69,065           44,616           21,479          157,652
Office and other expenses. . . . . . .         385,631          125,827          149,548          687,679
Loss on return of C block
licenses  (Note 2) . . . . . . . . . .       2,945,785                -                -        2,945,785
                                             5,436,553        1,244,775          914,868        8,048,774
                                        ---------------  ---------------  ---------------  ---------------
OTHER INCOME
--------------------------------------
Interest income. . . . . . . . . . . .         206,991          239,485           69,084          534,797
                                        ---------------  ---------------  ---------------  ---------------
LOSS BEFORE PROVISION
--------------------------------------
FOR INCOME TAXES . . . . . . . . . . .      (5,229,562)      (1,005,290)        (845,784)      (7,513,977)
--------------------------------------  ---------------  ---------------
Provision for income taxes (Note 6). .               -                -                -                -
                                        ---------------  ---------------  ---------------  ---------------

NET LOSS . . . . . . . . . . . . . . .  $   (5,229,562)  $   (1,005,290)  $     (845,784)  $   (7,513,977)
--------------------------------------  ---------------  ---------------  ===============  ===============


21ST CENTURY TELESIS, INC.
--------------------------------------
Basic and diluted loss per share . . .  $        (0.40)  $        (0.12)  $        (0.12)
                                        ===============  ===============  ===============
Weighted average shares outstanding. .       2,554,643        2,554,643        2,554,643
                                        ===============  ===============  ===============

21ST CENTURY TELESIS (II), INC.
--------------------------------------
Basic and diluted loss per share . . .  $        (1.64)  $        (0.30)  $        (0.93)
                                        ===============  ===============  ===============
Weighted average shares outstanding. .       2,571,328        2,399,447          590,751
                                        ===============  ===============  ===============


The  accompanying  notes  are  an  integral  part  of  these  statements.
-------------------------------------------------------------------------



                             21ST CENTURY TELESIS, INC.
                           --------------------------
                         21ST CENTURY TELESIS (II), INC.
                         -------------------------------
                     21ST CENTURY TELESIS JOINT VENTURE AND
                     --------------------------------------
                        21ST CENTURY BIDDING CORPORATION
                        --------------------------------
                          (DEVELOPMENT STAGE COMPANIES)
                          -----------------------------
                                                                 PAGE 1 OF 2
                                                                 -----------
                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                   ------------------------------------------
       FROM THE DATE OF INCEPTION, DECEMBER 6, 1994, TO SEPTEMBER 30, 1998
       -------------------------------------------------------------------



     21ST CENTURY TELESIS, INC.
--------------------------------
                                     Common Stock Series A               Common Stock Series B   Preference Stock
                                 ---------------------------              ---------------------  -----------------
                                   No. of                                   No. of               No. of
                                   Shares                           Amount  Shares     Amount    Shares   Amount
--------------------------------  ---------------------  -----------------  ---------  -------  -------   ------
Inception, December 6, 1994. . .                      -  $               -          -  $     -        -  $     -

Common stock Series A. . . . . .                736,429              7,364          -        -        -        -
Common stock Series B issued
   for services rendered . . . .                      -                  -  1,643,214        -        -        -
Preference stock issued for cash
    at $5.00 per share . . . . .                      -                  -          -        -  175,000   17,500
Preference stock issued for cash
     at $10.00 per share . . . .                      -                  -          -        -        -        -
Costs of raising equity. . . . .                      -                  -          -        -        -        -
Net loss . . . . . . . . . . . .                      -                  -          -        -        -        -
                                  ---------------------  -----------------  ---------  -------  -------  -------
BALANCE, September 30, 1995. . .                736,429              7,364  1,643,214        -  175,000   17,500

Preference stock issued for cash
    at $10.00 per share. . . . .                      -                  -          -        -        -        -
Preference stock issued for cash
    at $9.00 per share . . . . .                      -                  -          -        -        -        -
Preference stock issued for cash
    at $9.24 per share . . . . .                      -                  -          -        -        -        -
Costs of raising equity. . . . .                      -                  -          -        -        -        -
Net loss . . . . . . . . . . . .                      -                  -          -        -        -        -
                                  ---------------------  -----------------  ---------  -------  -------  -------
BALANCE, September 30, 1996. . .                736,429              7,364  1,643,214        -  175,000   17,500

Preference stock issued for cash
    at $10.00 per share. . . . .                      -                  -          -        -        -        -
Preference stock issued for cash
    at $9.24 per share . . . . .                      -                  -          -        -        -        -
Preference stock issued for cash
    at $10.77 per share. . . . .                      -                  -          -        -        -        -
Costs of raising equity. . . . .                      -                  -          -        -        -        -
Net loss . . . . . . . . . . . .                      -                  -          -        -        -        -
                                  ---------------------  -----------------  ---------  -------  -------  -------
BALANCE, September 30, 1997. . .                736,429              7,364  1,643,214        -  175,000   17,500

Net loss . . . . . . . . . . . .                      -                  -          -        -        -        -
                                  ---------------------  -----------------  ---------  -------  -------  -------
BALANCE, September 30, 1998. . .                736,429  $           7,364  1,643,214  $     -  175,000  $17,500
                                  =====================  =================  =========  =======  =======  =======



The  accompanying  notes  are  an  integral  part  of  these  statements.
-------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.



                           21ST CENTURY TELESIS, INC.
                           --------------------------
                         21ST CENTURY TELESIS (II), INC.
                         -------------------------------
                     21ST CENTURY TELESIS JOINT VENTURE AND
                     --------------------------------------
                        21ST CENTURY BIDDING CORPORATION
                        --------------------------------
                          (DEVELOPMENT STAGE COMPANIES)
                          -----------------------------
                                                            PAGE 2 OF 2
                                                            -----------
                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                   ------------------------------------------
       FROM THE DATE OF INCEPTION, DECEMBER 6, 1994, TO SEPTEMBER 30, 1998
       -------------------------------------------------------------------

                                                                  21ST CENTURY TELESIS (II), INC.
                                                                         Preference Stock                     ADDITIONAL
                                                                  -------------------------------
                                                                              No. of                           PAID IN
                                                                              Shares                Amount     CAPITAL
                                                                  -------------------------------  --------  ------------
Inception, December 6, 1994. . . . . . . . . . . . . . . . . . .                                -  $      -  $         -

Common stock Series A. . . . . . . . . . . . . . . . . . . . . .                                -         -       17,636
Common stock Series B issued
   for services rendered . . . . . . . . . . . . . . . . . . . .                                -         -            -
Preference stock issued for cash
    at $5.00 per share . . . . . . . . . . . . . . . . . . . . .                                -         -      857,500
Preference stock issued for cash
     at $10.00 per share . . . . . . . . . . . . . . . . . . . .                          113,000    11,300    1,118,700
Costs of raising equity. . . . . . . . . . . . . . . . . . . . .                                -         -     (134,950)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                -         -            -
                                                                  -------------------------------  --------  ------------
BALANCE, September 30, 1995. . . . . . . . . . . . . . . . . . .                          113,000    11,300    1,858,886

Preference stock issued for cash
    at $10.00 per share. . . . . . . . . . . . . . . . . . . . .                          784,695    78,470    7,768,480
Preference stock issued for cash
    at $9.00 per share . . . . . . . . . . . . . . . . . . . . .                            5,555       555       49,445
Preference stock issued for cash
    at $9.24 per share . . . . . . . . . . . . . . . . . . . . .                          983,552    98,355    8,989,663
Costs of raising equity. . . . . . . . . . . . . . . . . . . . .                                -         -   (1,764,886)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                -         -            -
                                                                  -------------------------------  --------  ------------
BALANCE, September 30, 1996. . . . . . . . . . . . . . . . . . .                        1,886,802   188,680   16,901,588

Preference stock issued for cash
    at $10.00 per share. . . . . . . . . . . . . . . . . . . . .                          145,000    14,500    1,435,500
Preference stock issued for cash
    at $9.24 per share . . . . . . . . . . . . . . . . . . . . .                           86,329     8,633      788,064
Preference stock issued for cash
    at $10.77 per share. . . . . . . . . . . . . . . . . . . . .                          453,197    45,320    4,833,392
Costs of raising equity. . . . . . . . . . . . . . . . . . . . .                                -         -     (570,569)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                -         -            .
                                                                  -------------------------------  --------  ------------
BALANCE, September 30, 1997. . . . . . . . . . . . . . . . . . .                        2,571,328   257,133   23,387,975

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                -         -            -
                                                                  -------------------------------  --------  ------------
BALANCE, September 30, 1998. . . . . . . . . . . . . . . . . . .                        2,571,328  $257,133  $23,387,975
                                                                  ===============================  ========  ============
</TABLE

The accompanying notes are an integral part of these statements.



                                                                    DEFICIT
                                                                   ACCUMULATED
                                                                   DURING THE

                                                                   DEVELOPMENT
                                                                      STAGE         TOTAL
                                                                  -------------  ------------
Inception, December 6, 1994. . . . . . . . . . . . . . . . . . .  $          -   $         -

Common stock Series A. . . . . . . . . . . . . . . . . . . . . .             -        25,000
Common stock Series B issued
   for services rendered . . . . . . . . . . . . . . . . . . . .             -             -
Preference stock issued for cash
    at $5.00 per share . . . . . . . . . . . . . . . . . . . . .             -       875,000
Preference stock issued for cash
     at $10.00 per share . . . . . . . . . . . . . . . . . . . .             -     1,130,000
Costs of raising equity. . . . . . . . . . . . . . . . . . . . .             -      (134,950)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (433,341)     (433,341)
                                                                  -------------  ------------
BALANCE, September 30, 1995. . . . . . . . . . . . . . . . . . .      (433,341)    1,461,709

Preference stock issued for cash
    at $10.00 per share. . . . . . . . . . . . . . . . . . . . .             -     7,846,950
Preference stock issued for cash
    at $9.00 per share . . . . . . . . . . . . . . . . . . . . .             -        50,000
Preference stock issued for cash
    at $9.24 per share . . . . . . . . . . . . . . . . . . . . .             -     9,088,018
Costs of raising equity. . . . . . . . . . . . . . . . . . . . .             -    (1,764,886)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (845,784)     (845,784)
                                                                  -------------  ------------
BALANCE, September 30, 1996. . . . . . . . . . . . . . . . . . .    (1,279,125)   15,836,007

Preference stock issued for cash
    at $10.00 per share. . . . . . . . . . . . . . . . . . . . .             -     1,450,000
Preference stock issued for cash
    at $9.24 per share . . . . . . . . . . . . . . . . . . . . .             -       796,697
Preference stock issued for cash
    at $10.77 per share. . . . . . . . . . . . . . . . . . . . .             -     4,878,712
Costs of raising equity. . . . . . . . . . . . . . . . . . . . .             -      (570,569)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,005,290)   (1,005,290)
                                                                  -------------  ------------
BALANCE, September 30, 1997. . . . . . . . . . . . . . . . . . .    (2,284,415)   21,385,557

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,229,562)   (5,229,562)
                                                                  -------------  ------------
BALANCE, September 30, 1998. . . . . . . . . . . . . . . . . . .  $ (7,513,977)  $16,155,995
                                                                  =============  ============
</TABLE


The accompanying notes are an integral part of these statements.




                           21ST CENTURY TELESIS, INC.
                           --------------------------
                         21ST CENTURY TELESIS (II), INC.
                         -------------------------------
                     21ST CENTURY TELESIS JOINT VENTURE AND
                     --------------------------------------
                        21ST CENTURY BIDDING CORPORATION
                        --------------------------------
                          (DEVELOPMENT STAGE COMPANIES)
                          -----------------------------

                        COMBINED STATEMENTS OF CASH FLOWS
                        ---------------------------------
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996 AND
             ------------------------------------------------------
       FROM THE DATE OF INCEPTION, DECEMBER 6, 1994, TO SEPTEMBER 30, 1998
       -------------------------------------------------------------------


                                                     Year Ended       Year Ended       Year Ended      Inception to
                                                                                                      ---------------
                                                    September 30,    September 30,    September 30,    September 30,
                                                                                                      ---------------
                                                        1998             1997             1996             1998
                                                   ---------------  ---------------  ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
-------------------------------------------------

Net loss. . . . . . . . . . . . . . . . . . . . .  $   (5,229,562)  $   (1,005,290)  $     (845,784)  $   (7,513,977)
Adjustment to reconcile net loss to net cash
used by operating activities:
Loss on return of C block licenses. . . . . . . .       2,945,785                -                -        2,945,785
Depreciation expense. . . . . . . . . . . . . . .          39,037           30,707           21,984           94,263
Accrued interest receivable and prepaid expenses.          45,785          (67,450)          (9,073)         (30,738)
Increase in accounts payable and accrued expenses        (253,684)        (206,333)         279,525          (46,304)
                                                   ---------------  ---------------  ---------------  ---------------
Net cash used by operating activities . . . . . .      (2,452,639)      (1,248,366)        (553,348)      (4,550,971)
                                                   ---------------  ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------
Payments for PCS licenses . . . . . . . . . . . .               -       (3,387,664)     (11,819,284)     (15,206,948)
Payments for other capitalized system costs . . .        (170,000)        (312,119)               -         (482,119)
Advanced on note receivable . . . . . . . . . . .               -                -          (50,000)         (50,000)
Purchases of furniture and equipment. . . . . . .         (46,534)         (43,055)        (104,620)        (205,579)
Payment of deposits and organizational costs. . .        (500,000)          (8,024)          (4,055)        (514,229)
Net cash used by investing activities . . . . . .        (716,534)      (3,750,862)     (11,977,959)     (16,458,875)
                                                   ---------------  ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------------------
Proceeds from issuance of common stock - Series A               -                -                -           25,000
Proceeds from issuance of preference stock-
 net of issuance costs. . . . . . . . . . . . . .               -        6,554,840       15,389,118       23,644,972
Advances from (repayments to) stockholder - net .               -         (174,104)         171,138                -
Proceeds from note payable. . . . . . . . . . . .               -                -        1,000,000        1,000,000
Payments on note payable. . . . . . . . . . . . .               -       (1,000,000)               -       (1,000,000)
Net cash provided by financing activities . . . .               -        5,380,736       16,560,256       23,669,972
                                                   ---------------  ---------------  ---------------  ---------------

Net increase in cash. . . . . . . . . . . . . . .      (3,169,173)         381,508        4,028,949        2,660,126

Cash at beginning of period . . . . . . . . . . .       5,829,299        5,447,791        1,418,842                -
                                                   ---------------  ---------------  ---------------  ---------------

Cash at end of period . . . . . . . . . . . . . .  $    2,660,126   $    5,829,299   $    5,447,791   $    2,660,126
                                                   ===============  ===============  ===============  ===============


See  Note  1  for  supplemental  cash  flow  information
--------------------------------------------------------



The  accompanying  notes  are  an  integral  part  of  these  statements.



                           21ST CENTURY TELESIS, INC.
                           --------------------------
                         21ST CENTURY TELESIS (II), INC.
                         -------------------------------
                     21ST CENTURY TELESIS JOINT VENTURE AND
                     --------------------------------------
                        21ST CENTURY BIDDING CORPORATION
                        --------------------------------
                          (DEVELOPMENT STAGE COMPANIES)
                          -----------------------------

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     --------------------------------------



1.     SIGNIFICANT  ACCOUNTING  POLICIES
       ---------------------------------

A.     NATURE  OF  BUSINESS
       --------------------

21st Century Telesis, Inc. ("21st I") and 21st Century Telesis (II), Inc. ("21st II") have been in the development stage since formation as Delaware corporations on December 6, 1994, and January 5, 1995, respectively. The two corporations were formed to participate in auctions by the Federal Communication Commission ("FCC") of licenses to provide Personal Communications Services ("PCS"), a new telecommunications service.

In order to take advantage of certain bidding preferences granted by the FCC to "designated entities" (qualifying small businesses, woman/minority owned businesses and independent telephone companies), 21st I and 21st II thereafter formed 21st Century Telesis Joint Venture ("21st JV") under the general partnership law of Delaware, to serve as the entity that would participate in the FCC auction and build and operate PCS systems under licenses obtained at the FCC auctions. Under the terms of the Joint Venture Agreement, which was executed as of January 23, 1995, 21st I controls and manages 21st JV, for which services it is reimbursed for all its direct and indirect costs. Profits, gains and losses of the 21st JV are to be distributed 30% to 21st I and 70% to 21st II.

In the first FCC auction reserved to designated entities, for 30 MHz C block PCS licenses, the 21st JV obtained a total of 17 C block PCS licenses out of the 493 awarded, with total net winning bids of $98,192,838; of this total, $9,819,284 was paid in cash by the 21st JV, as required by the FCC. As discussed in Note 2, the Companies elected in June 1998 to return one-half of the C block PCS spectrum (15 MHz of the 30 MHz) to the FCC in exchange for a 50% reduction in the respective license debts.

The 21st JV also formed a wholly owned Delaware subsidiary, 21st Century Bidding Corporation (21st BC), to participate in the FCC auctions for 10 MHz D and F block PCS licenses. On January 15, 1997, the FCC announced that 21st BC was the winning bidder for 2 D and 8 F block PCS licenses, with total net winning bids of $5,649,930; of this total, $2,019,483 was paid in cash by 21st BC, as required by the FCC.

The Companies' PCS licenses and intended areas of operations include certain market areas within Indiana, Mississippi, Nebraska, and New York. The Companies are in the development stage and, to date, have devoted substantially all of their efforts to developing their business strategy, raising capital, and designing and developing their wireless network. Accordingly, the Companies have recognized no operating revenues and have incurred, and expect to continue to incur, operating losses and cash flow deficits.

     B.     PRINCIPLES  OF  COMBINATION
            ---------------------------

The accompanying combined financial statements reflect the combination of the individual financial statements of 21st I, 21st II, 21st JV, and 21st BC (collectively referred to as "the Companies"). The Companies are under common control of 21st I, as described in Note 1a above, are under common management, and engage in similar operating activities. Combination of the individual financial statements provides a more meaningful financial presentation than would the individual financial statements shown separately. Intercompany transactions and balances have been eliminated in these combined financial statements.


1.     SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
       ---------------------------------

C.     USE  OF  ESTIMATES  IN  THE  PREPARATION  OF  FINANCIAL  STATEMENTS
       -------------------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

     D.     PCS  LICENSE  COSTS  AND  CAPITALIZED  SYSTEM  DEVELOPMENT  COSTS
            -----------------------------------------------------------------

License costs represent the cost of the C, D, and F block PCS licenses granted by the FCC. The PCS licenses financed by the FCC under favorable financing terms are accounted for in accordance with industry practice at the net present value of the debt obligations assumed plus any cash paid for the respective licenses. Interest related to debt pertaining to each PCS license is capitalized until that license is placed in service. Amortization of the capitalized costs related to each license will commence when that license is placed in service and will be computed on a straight-line basis over a period not to exceed forty (40) years.

On September 17, 1996 21st JV acquired 17 C block PCS licenses from the FCC for an aggregate price of $98,192,838, net of bidding credits. As a designated entity, 21st JV received bidding credits equal to 25% of the gross bid price of the licenses. The Company originally paid $9,819,284 in cash and financed the remaining 90%, or $88,373,554, with the FCC. On January 15, 1997 21st BC acquired 2 D block PCS licenses from the FCC for an aggregate price paid in cash of $1,111,871. 21st BC also acquired 8 F block PCS licenses from the FCC on this date for an aggregate price of $4,538,059. 21st BC paid $907,612 in cash and financed the remaining balance of $3,630,447 with the FCC at an interest rate of 6.25% as described in Note 2.

As more fully described in Note 2, on June 8, 1998 the Company elected to return one-half of the C block license spectrum in exchange for a 50% reduction in the related license debts and accrued interest. Accordingly, the Company reduced the carrying value of the C block licenses by $43,698,686 to reflect the forgiveness of debt and the return of the C block license spectrum to the FCC.

       ---------------------------------

D.     PCS  LICENSE  COSTS AND CAPITALIZED SYSTEM DEVELOPMENT COSTS  (continued)
       ------------------------------------------------------------

At September 30, 1998 and 1997, the Companies PCS licenses consisted of the following:



                                              1998         1997
                                           -----------  -----------
    Cash payments . . . . . . . . . . . .  $ 6,929,125  $11,838,767
    Net present value of debt obligations   33,572,157   64,536,596
    Capitalized interest costs. . . . . .    8,773,581    8,595,839
                                           -----------  -----------

                                           $49,274,863  $84,971,202
                                           ===========  ===========


Costs incurred related to the design and development of the PCS System have been capitalized. When the assets are placed in service, these costs will be transferred to the appropriate equipment category and depreciated over the estimated useful life of the equipment.

Management periodically reviews the values assigned to the PCS licenses and the capitalized system development costs to determine whether any impairments are other than temporary. This assessment is based on the undiscounted future cash flows from operating activities compared to the carrying value of the related assets. In performing this analysis, management considers such factors as current business plans, trends and prospects, and other economic factors. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The Companies also record long-lived assets for which management has committed to a plan to dispose of assets at the lower of the carrying value or fair value less the cost to dispose of the asset. Management believes that the PCS licenses and the capitalized system development costs in the accompanying combined financial statements are appropriately valued although the uncertainties described in Note 7 could have a significant affect on this evaluation in the near future.

     E.     FURNITURE,  EQUIPMENT  AND  DEPRECIATION
            ----------------------------------------

Furniture and equipment are recorded at cost and will be depreciated over their estimated useful lives of 5 years on a straight-line basis.

       ---------------------------------

     F.     ORGANIZATIONAL  COSTS
            ---------------------

The Companies incurred various costs associated with the formation of the Companies. These costs were capitalized in these combined financial statements and were to be amortized on a straight-line basis once operations commenced. During the year ended September 30, 1998, the Companies expensed these insignificant balances pursuant to the adoption of Statement of Position 98-5 "Reporting on the Costs of Startup Activities".

     G.     CAPITAL  STOCK
            --------------

21st I and 21st II have issued capital stock and incurred various costs, such as brokerage commissions, legal and other related costs, which are deducted from additional paid in capital of the related stock.

     H.     INCOME  TAXES
            -------------

The Companies file separate income tax returns. Provisions for income taxes are based on income taxes payable for the current year and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     I.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
            ---------------------------------------

The Companies' financial instruments consist primarily of cash, note receivable, trade payables and debt instruments. The book value of these instruments are considered to be their respective fair value. The determination of the book value of the FCC note obligations, which have no quoted market value, is discussed in Note 2.

       ---------------------------------

J.     STATEMENTS  OF  CASH  FLOWS
       ---------------------------

The Companies consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:



                                     Year Ended      Year Ended      Year Ended     Inception to
                                   September 30,   September 30,   September 30,   September 30,
                                        1998            1997            1996            1998
                                   --------------  --------------  --------------  --------------
    Cash paid for interest. . . .  $            -  $    3,183,906  $          457  $    3,184,575

    Cash paid for income taxes. .               -           4,115           4,820           8,935

    Non-cash investing and
      financing activities: . . .

      Liabilities incurred for
      acquisition of PCS licenses               -       2,607,569      61,929,176      64,536,745

      PCS licenses exchanged
      for debt forgiveness. . . .      43,698,686               -               -      43,698,686

      Capitalization of interest
      not paid. . . . . . . . . .       8,002,496       5,211,892         290,723      13,505,111

      Forgiven accrued interest
      capitalized . . . . . . . .       7,751,012               -               -       7,751,012

      Common stock issued in
      exchange for origination
      costs paid by stockholder .               -               -               -          20,000


       ---------------------------------

K.     EARNINGS  PER  SHARE
       --------------------

The combined financial statements are presented in accordance with Statement on Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic EPS is completed using the weighted average number of shares outstanding during each period. Diluted EPS gives the effect of the potential dilution of earnings which may have occurred if dilutive potential shares had been issued. Since the Companies incurred net losses, both basic and diluted earnings per share are the same amount. Options, warrants and commitments to issue capital stock have been excluded from the computation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the combined statements of operations for each of the years ended September 30:





                                            1998         1997        1996
                                        ------------  ----------  ----------
21st Century Telesis, Inc.
--------------------------------------
  Numerator:  Net loss . . . . . . . .  ($1,015,353)  ($296,735)  ($295,066)
                                        ============  ==========  ==========

  Denominator: weighted average shares
  outstanding
    Common stock - Series A. . . . . .      736,429     736,429     736,429
    Common stock - Series B. . . . . .    1,643,214   1,643,214   1,643,214
    Preference stock . . . . . . . . .      175,000     175,000     175,000
                                        ------------  ----------  ----------
                                          2,554,643   2,554,643   2,554,643
                                        ============  ==========  ==========

  Basic and diluted EPS. . . . . . . .        ($.40)      ($.12)      ($.12)
                                        ============  ==========  ==========


21st Century Telesis II, Inc.
--------------------------------------
  Numerator:  Net loss . . . . . . . .  ($4,214,209)  ($708,555)  ($550,718)
                                        ============  ==========  ==========

  Denominator:
    Weighted average preference
      shares outstanding . . . . . . .    2,571,328   2,399,447     590,751
                                        ============  ==========  ==========

  Basic and diluted EPS. . . . . . . .       ($1.64)      ($.30)      ($.93)
                                        ============  ==========  ==========

     L.     RECENT  ACCOUNTING  PRONOUNCEMENTS
            ----------------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Companies are required to adopt SFAS No. 130 no later than the fiscal year ended September 30, 1999. Reclassification of comparative financial statements provided for earlier periods will be required. The Companies believe that the display of comprehensive income will not differ materially from the currently reported net loss attributable to stockholders.

In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Companies believe the adoption of SOP 98-1 will not be material to its results of operations or cash flows.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about operating segments. SFAS
131 is effective for fiscal periods beginning after December 15, 1997 and its adoption may require additional disclosure of the Company's historical financial data beginning with fiscal year ending September 30, 1999.

2.     FCC  LICENSE  OBLIGATIONS
       -------------------------

Pursuant to the successful bid for 17 C block PCS licenses, 21st JV entered into 17 notes payable to the Federal Communications Commission (FCC) dated September 17, 1996 totaling $88,373,554. The original terms of the notes required interest at a rate of 7.0% per annum due in quarterly interest payments through September 30, 2002. Commencing December 31, 2002, quarterly principal and interest payments were required with any unpaid balances due on September 17, 2006. Each note is secured by the respective PCS C block license. In accordance with industry practices, the C block license notes were recorded at $61,929,027 which represented the net present value of these payments based on the Companies' estimate of borrowing costs of 13% for debt similar to that issued by the FCC.

Pursuant to the successful bid for 8 F block PCS licenses, 21st BC entered into 8 notes payable to the FCC dated April 28, 1997 totaling $3,630,447. The original terms of the notes require interest at a rate of 6.25% per annum due quarterly from July 28, 1997 through April 28, 1999. Commencing July 28, 1999, quarterly principal and interest payments were required with any unpaid balances due on April 28, 2007. Each note is secured by the respective PCS F block license. Similar to the C block licenses, the F block license notes were recorded at $2,607,569 which represented the net present value of these payments based on the Company's estimated borrowing cost of 13% for similar debt.

       -------------------------

In March 1997, the FCC issued an order suspending quarterly interest payments due under the C block license notes for an indefinite period of time. In April 1997, the FCC issued a similar interest payment suspension order for the F block license notes.

     On June 8, 1998, the Company elected to return one-half of the spectrum (15 MHz of its 30 MHz) for each if its C block licenses as provided by a FCC Order allowing C block license holders to restructure their debts. This dissagregation election extinguished 50% of the respective license debt and accrued interest and prohibits the Company from bidding for this spectrum, or otherwise acquiring in the secondary market, for two years from the date of the start of the re-auction. As a result of this election, the Companies recognized a charge to operations of $2,945,785 representing the forfeiture of part of the original down payment on the C block licenses. The Company also recognized reductions in its FCC debt of $33,001,889 (net of discount), accrued interest payable of $7,751,012 and capitalized license cost of $43,698,686.

     The restructured C block license notes with a carrying value of $33,001,889 at September 30, 1998 continue to bear interest at 7.0% and require quarterly interest only payments of $773,269 beginning on October 31, 1998 through October 31, 2002. Commencing January 31, 2003, quarterly principal and interest payments of $3,190,268 are required with any unpaid balances due on September 17, 2006.

The difference in the net present value of the C and F block license notes and the stated amount of these debts represents the amount of discount recorded for both the notes payable and the related licenses. The discounts recorded for both the C and the F block PCS license note payables are being amortized to interest costs and capitalized as a part of the license costs until the licenses are placed in service. During the years ended September 30, 1998, 1997 and 1996, the Companies capitalized $8,002,466, $8,304,966 and $290,723, respectively, as interest costs. As previously discussed, accrued interest was forgiven by the FCC on June 8, 1998 and resulted in the reduction of capitalized interest cost of $7,824,307 during the year ended September 30, 1998.

The license notes, after considering the restructured C block license note terms, require future minimum principal payments (without consideration of the discount) during each of the years ending September 30 as follows: $88,308 in 1999; $367,249 in 2000; $390,746 in 2001; $415,746 in 2002; $820,973 in 2003:
and  $38,734,189  is  due  in  years  thereafter.

3.     CAPITAL  STOCK
       --------------

21st I has the authority to issue common stock (Series A and Series B) and preference stock. All such shares are entitled to one vote per share. Until June 30, 1996, Series A common stock and preference stock carried preferences as to liquidating distributions, equal in amount to the original subscription price of the shares. Such preferences lapsed by their own terms after that date, and any subsequent distributions will be pro rata as to all classes and series of the corporation's capital stock.

       --------------

21st I issued 1,621,214 shares of common stock Series B on December 15, 1994 to eight individuals for services provided prior to, and as part of the formation of 21st I. 21st I also issued 22,000 shares of common stock Series B on January 30, 1995 to two preference stockholders in consideration for their preference stock investment and to a third party in consideration of services rendered. No value has been assigned to the Series B shares issued for non-cash consideration due to the lack of an objective valuation.

21st II also has common and preference stock. All of the corporation's authorized common stock, 100 shares, is owned by 21st I; such shares have been eliminated in these combined financial statements. At September 30, 1998 and 1997, 21st II had issued 1,864,193 shares of its preference stock to investors. Earlier preferences as to liquidating distributions and weighted voting rights lapsed by their own terms on June 30, 1996, and each share of the corporation's common and preference stock now participates equally in any distributions and is entitled to one vote.

In order to comply with certain FCC requirements applicable to the licenses held by the 21st JV (see Notes 1a and 7), both 21st I or 21st II are authorized to redeem shares of their preference stock at their original issue prices to ensure that no single affiliated group of investors (other than the founding stockholders of 21st I) owns more than 25% of the total outstanding capital stock of the two corporations.

4.     CAPITAL  STOCK  OPTIONS  AND  WARRANTS
       --------------------------------------

21st II has from time to time approved the grant of warrants to individuals to purchase shares of 21st II preference shares at an exercise price of $10.00 per share. During the years ended September 30, 1997 and 1996, 21st II approved the grant of 94,600 and 48,420, respectively, warrants as compensation for certain broker services. Management issued 120,300 of such warrants during February and March 1998. Management also approved and issued another 50,000 warrants in August 1998 for broker services. These warrants are exercisable for 10 years from the date of issuance at an exercise price of $10.00 per preference share of 21st II. Management expects to issue more warrants in connection with prior services, the future sale of 21 II capital stock, or in connection with securing long-term financing. No warrants were forfeited or exercised through September 30, 1998.

5.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

The Companies owed a stockholder and officer $174,104 at September 30, 1996 for expenses paid on behalf of the Companies. These amounts were repaid, without interest, during the year ended September 30, 1997.

The 21st JV has retained an engineering firm owned by a stockholder and officer to provide telecommunications engineering service in connection with the design and build-out of the Joint Venture's markets. During the year ended September
30, 1998 and 1997, the Companies paid $170,000 and $227,170 for these engineering services. The Companies owed this firm $0 and $254,752 at September 30, 1998 and 1997, respectively. The majority of these costs have been capitalized as network design and development costs.

       ----------------------------

The Companies paid $48,063, $436,959 and $1,010,044 in consulting fees and finder fees to Aventine, Inc., a corporation controlled by two stockholders and directors of 21st I in connection with the sale of shares of 21st II during the years ended September 30, 1998, 1997 and 1996, respectively. Aventine, Inc. controls a NASD broker-dealer that participated in such sales. Aventine, Inc. paid salaries to three stockholders and directors of 21st I.

The Companies entered into commitments to offer the opportunity to two stockholders and director to build and/or manage the PCS network in two of the Companies' license areas. The Companies also entered into a commitment with a stockholder and director for consulting services to be provided pursuant to developing another of the Companies' PCS market areas. There has been no development to date in these PCS license areas or payments made pursuant to these commitments.

6.     PROVISION  FOR  INCOME  TAXES
       -----------------------------

The components of the provision for income taxes for each of the years ended September 30, 1998, 1997, and 1996 and for the period from inception to September 30, 1998 are as follows:



                                                                   Inception to
                             1998          1997        1996      September 30, 1998
                        --------------  ----------  ----------  --------------------
Current tax expense. .  $           -     ($6,815)  $   6,815   $                 -
Deferred tax (benefit)
  provision. . . . . .     (1,764,070)   (292,895)   (279,245)           (2,496,530)
                        --------------  ----------  ----------  --------------------
                           (1,764,070)   (299,710)   (272,430)           (2,496,530)
Change in valuation
   Allowance . . . . .      1,764,070     299,710     272,430             2,496,530
                        --------------  ----------  ----------  --------------------

Income tax expense . .  $           -   $       -   $       -   $                 -
                        ==============  ==========  ==========  ====================


A valuation allowance has been recorded against the deferred income tax asset due to the uncertainty of realization of these assets at September 30, 1998, 1997 and 1996. The valuation allowance will be reduced at such time as management believes it is more likely than not that the related net deferred tax assets will be realized. The Companies have combined net operating loss carryforwards of approximately $9 million which may be available to offset future taxable income.

6.     PROVISION  FOR  INCOME  TAXES  (continued)
       -----------------------------

The combined provision for income taxes differs from the provision computed at the statutory federal income tax rates for each of the years ended September 30, 1998, 1997, and 1996 and for the period from inception to September 30, 1998 for the following reasons:



                                                                         Inception to
                               1998           1997          1996       September 30, 1998
                          --------------  -------------  -----------  --------------------
  Net loss before income
  taxes. . . . . . . . .    ($5,229,562)   ($1,005,290)   ($845,784)          ($7,513,977)
                          ==============  =============  ===========  ====================

Income tax at statutory
    Rates. . . . . . . .    ($1,778,050)     ($341,799)   ($287,567)          ($2,554,752)
Non-deductible expenses.         13,980         42,089       15,137                58,222
Change in valuation
allowance. . . . . . . .      1,764,070        299,710      272,430             2,496,530
                          --------------  -------------  -----------  --------------------

Income tax expense . . .  $           -   $          -   $        -   $                 -
                          ==============  =============  ===========  ====================


Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes based on currently enacted tax laws and regulations. The components of net deferred tax assets at September 30, 1998 and 1997 are as follows:



                                               1998          1997
                                           ------------  ------------
Deferred tax assets:
    Deferred pre-operating and
      developmental costs . . . . . . . .  $ 1,412,500   $   719,400
    Net operating loss carryforwards. . .    3,129,230     2,116,360
                                           ------------  ------------
                                             4,541,730     2,835,760
    Less:  Valuation allowances . . . . .   (2,496,530)     (732,460)
                                           ------------  ------------
                                             2,045,200     2,103,300
  Deferred tax liabilities:
    Tax deduction of capitalized interest   (2,045,200)   (2,103,300)
                                           ------------  ------------
    Net deferred tax asset. . . . . . . .  $         -   $         -
                                           ============  ============

7.     COMMITMENTS  AND  CONTINGENCIES
       -------------------------------

Capital  Stock
--------------
21st I has agreed with its preference stockholders that if 21st I or 21st II subsequently issues preference shares at a price lower than $10 per share, all 21st I shareholders who purchased preference shares at $5 per share will be given an opportunity to purchase additional preference shares at par value ($.10) to reduce their average acquisition cost per share to an amount equal to 50% of any subsequent preference share offering at less than $10 per share. During 1997, 21st II issued preference shares at amounts less than $10 per share. Accordingly, at September 30, 1998 21st I was obligated to issue 19,886 shares of its preference shares at par value ($ .10).

FCC  Control  Requirements
--------------------------
As a qualifying small business with an identified control group (certain of the founding stockholders of 21st I), the 21st JV benefited from bidding credits and installment financing in the FCC's C and F block auctions. The 21st JV must continue to comply with applicable FCC small business criteria for the initial 10-year term of the licenses; failure to do so will result in an immediate requirement to pay the unpaid balance of the license fees in cash and to refund the bidding credits, plus interest thereon. With FCC approval, the C and F block licenses owned by the 21st JV may be transferred at any time to another entity that qualifies under the FCC small business criteria. Transfers to non-qualifying transferees are prohibited during the first five years after license award; non-qualifying transfers from the sixth year after license award through tenth and final year of the initial license term require the cash payment of the unpaid balance of the license fees and the refund of the bidding credits, plus interest thereon.

FCC  Build-out  Requirement
---------------------------
All PCS license holders are required to meet certain requirements imposed by the FCC relating to the provision of service in each license area. C block license holders must provide coverage to one-third of the population in each license service area within five years of license grant and two-thirds of the population in each license service area within ten years of license grant. F block license holders must provide coverage to one-quarter of the population in each license service area within five years of license grant, or make a showing of substantial service in their license area within five years of being licensed. Failure to comply with the build-out requirements could subject 21st JV to license forfeiture or other penalties, and may have a material adverse effect on the financial condition of 21st JV.

PCS  Network  Build-out  and  Development
-----------------------------------------
Management of the Companies has negotiated with certain vendors to acquire, install and maintain PCS network equipment in the operating areas represented by its PCS licenses. Related thereto, the Companies have entered into a contract with Hughes Network Systems for the design and installation of PCS equipment for the Companies' operating regions. The contract is subject to the ability of the Companies to obtain satisfactory financing for the network development. Similar conditional contracts have been entered into for the construction of central office structures, telephone handsets, and various facility site locations. The Company will substantially rely on and be dependent upon this equipment supplier and other suppliers to install and make operational the equipment and technology necessary for the Companies' PCS network.

       -------------------------------

FCC  Network  Build-out  and  Development  (continued)
------------------------------------------------------
The development of the infrastructure necessary to offer PCS services is subject to delays and risks, including those inherent in the general uncertainty associated with design, acquisition, installation and construction of wireless telephone systems. The successful development of the licenses also depends on the Companies' ability to lease or acquire sites for the location of equipment, some of which may be subject to zoning or other regulatory approvals which are beyond the Companies' control. Delays in the site acquisition process, as well as in the acquisition of equipment or in construction, could adversely affect the timing for build-out of the Companies' licenses.

The Companies will require substantial amounts of additional capital to design, develop and build their PCS network, meet their FCC license debt service requirements and provide for their continuing working capital needs. The Companies are exploring the availability of capital in the amount of $150 to $280 million, to be raised in the form of equity and debt financing with partial guarantees by prospective equipment vendors. Such efforts to date have been unsuccessful. These difficulties have caused the Companies to actively pursue the possibility of securing smaller amounts of financing needed to build out a portion of their markets, with the plan that the balance of their markets could be built at some indefinite time in the future. In this connection, the Companies have entered into an agreement to borrow from a substantial lender an amount of up to $100 million to finance the deployment of PCS systems in all of their Indiana markets except Indianapolis. See Note 8. Management intends to continue to pursue capital for the development of all of its PCS license markets. Although no assurances can be offered, management believes that the Companies will be successful in finalizing these financing arrangements, which will permit the timely build-out of its PCS systems.

Leases
------
The Companies are obligated under various long-term operating leases for office space which expire at various dates through 2007. The leases provide from minimum annual rentals plus certain payments for property operating expenses and property taxes and include certain renewal options. Future minimum lease commitments under noncancellable operating leases are as follows for each of the years ending September 30:


1999     $     149,975
2000          147,536
2001          164,699
2002          155,114
2003          51,509
Thereafter          189,737
                    -------

Total  minimum  lease  commitments       $     858,570
                                         =     =======

Other
-----
The Companies had amounts on deposit with financial institutions in excess of federally insured limits totaling $2,454,000 at September 30, 1998.

8.     UNCERTAINTIES  REGARDING  FUTURE  OPERATIONS
       --------------------------------------------

The Companies are developmental companies which have incurred net losses since inception and expect to continue to experience net losses and cash flow deficiencies from operations. In order to implement its business plan, significant capital will be required to meet the FCC debt obligations, design and build out the PCS network infrastructure necessary to provide services, meet operating costs and working capital needs, and to market and promote the Companies' services. At September 30, 1998, the Companies had $2,660,126 of cash on deposit and current liabilities of $1,529,561, consisting primarily of accrued interest payable. Management anticipates that its available cash will not be sufficient to fund its operations at the present level and to make the next scheduled interest payment on all of the FCC license obligations due on April 28, 1999. Failure to make an installment payment on any FCC license obligation will bring about the forfeiture of the license and all amounts paid on such license.

The Companies entered into a commitment letter with a bank on December 29, 1998 for a multiple draw term loan facility for up to $100 million; the availability of which is dependent on numerous contingencies and the Companies satisfying certain conditions. The most significant financial condition is the requirement that the Companies must have secured commitments for $50 million in additional equity by April 15, 1999, with not less than $25 million having been subscribed in cash by such date. The loan commitment is also contingent upon completion of, among other things, usual due diligence reviews, no adverse changes in the financial condition and operations of the Companies, no adverse conditions in the capital or syndication markets, completion of satisfactory guarantees, and the payment of various fees and costs by the Companies. The Companies are in active discussion with a number of institutional investors in an effort to secure additional equity, but no assurances can be given that they will be successful in their attempt to raise additional equity capital

This borrowing facility and the additional equity capital are intended to provide funds necessary for working capital, debt service requirements, and to deploy the Companies' PCS systems in all of its Indiana markets except Indianapolis. The loan commitment is to be divided into two tranches, the first of which is for $45 million and is to be guaranteed by Hughes Electronics Company and used only to purchase and install equipment, services, and software from Hughes Electronics Company. The second tranche for up to $55 million is to be available upon achievement of certain predetermined build out and subscriber criteria and will be limited to a borrowing base derived from the amount of qualifying PCS system subscribers in the initial Indiana markets. Management believes, but cannot assure, that if the selected Indiana markets are successful, additional financing will become available from the same source or other sources to build out the reminder of its PCS license markets, including Indianapolis.

In the event the Companies are unsuccessful in their attempt to secure new equity capital, or are unable promptly to satisfy the conditions of the debt facility mentioned above, management intends to seek alternative financing, including bridge financing, from one or more vendors of PCS systems based on an alternative PCS technical standard than is currently being pursued by management. There can be no assurance offered that the Companies will be successful in arranging such alternative financing.

8.     UNCERTAINTIES  REGARDING  FUTURE  OPERATIONS  (continued)
       --------------------------------------------

If the Companies are not successful in attracting new financing prior to the end of April, 1999, management may elect not to make their C block license payments, thereby forfeiting their 17 C block licenses. The amount saved thereby - approximately $773,000 - is expected to give the Companies sufficient cash to continue operations (assuming uniform levels of expenditure at the current levels) through the balance of the period ending June 30, 1999. During such period the Companies intend to continue to seek financing for the build out of their 10 remaining PCS license markets.



 9.     21ST  CENTURY  TELESIS  (II),  INC.
        -----------------------------------

As described in Note 1, the combined financial statements included in the financial statements of 21st Century Telesis (II), Inc. The condensed balance sheets at September 30, 1998 and 1997 and the condensed statements of operation and cash flows for each of the years during the three year period ended September 30, 1998 and for the period from inception to September 30, 1998 of 21st II are presented below:



                                                      1998          1997
                                                  ------------  ------------
Condensed Balance Sheet
------------------------------------------------
Assets:
Cash and cash equivalents. . . . . . . . . . . .  $   249,741   $ 5,784,144
Investment in 21st Century Joint Venture . . . .   16,985,296    18,886,765
Organizational costs . . . . . . . . . . . . . .            -         1,400
                                                  ------------  ------------
                                                  $17,235,037   $24,672,309
                                                  ============  ============
Liabilities:
Accounts payable and accrued expenses. . . . . .  $    23,995   $    72,058
Due to 21st Century Joint Venture. . . . . . . .          546     3,175,546
                                                  ------------  ------------
                                                       24,541     3,247,604
                                                  ------------  ------------
Stockholders' equity:
Common stock . . . . . . . . . . . . . . . . . .        1,000         1,000
Preference stock . . . . . . . . . . . . . . . .      257,133       257,133
Additional paid-in capital . . . . . . . . . . .   22,512,839    22,512,839
Deficit accumulated during the development stage   (5,560,476)   (1,346,267)
                                                  ------------  ------------
                                                   17,210,496    21,424,705
                                                  ------------  ------------

                                                  $17,235,037   $24,672,309
                                                  ============  ============

9.     21ST  CENTURY  TELESIS  (II),  INC.  (continued)
       -----------------------------------

                                          Year ended               Year ended            Year ended       Inception to
                                         September 30,           September 30,            September 30,    September 30,
                                             1998                     1997                    1996             1998
                                        ---------------  ------------------------------  ---------------  ---------------

  Condensed Statement of Operations
--------------------------------------
    Revenues . . . . . . . . . . . . .  $            -   $                           -   $            -   $            -

    Loss from unconsolidated affiliate       3,715,928                         849,942          351,593        4,917,463
    Management fee to 21st I . . . . .         540,000                               -          240,000          874,000
    Miscellaneous expense. . . . . . .          12,077                          17,339           21,833           51,278
                                        ---------------  ------------------------------  ---------------  ---------------
                                             4,268,005                         867,281          613,426        5,842,741
    Interest income. . . . . . . . . .          53,796                         158,726           62,708          282,265
                                        ---------------  ------------------------------  ---------------  ---------------

    Net income . . . . . . . . . . . .     ($4,214,209)                      ($708,555)       ($550,718)     ($5,560,476)
                                        ===============  ==============================  ===============  ===============


  Condensed Statement of Cash Flows
--------------------------------------

    Cash flows from operating
    activities:
      Net losses . . . . . . . . . . .     ($4,214,209)                      ($708,555)       ($550,718)     ($5,560,476)
      Losses from 21st JV                    3,715,928                         849,942          351,593        4,917,463
Changes in operating assets
        and liabilities. . . . . . . .         (46,663)                       (158,597)         229,635           23,995
                                        ---------------  ------------------------------  ---------------  ---------------
                                              (544,944)                        (17,210)          30,510         (619,018)
    Cash flows from investing
    activities:
      Investments in 21st JV . . . . .      (4,989,459)                     (6,082,754)     (10,830,000)     (21,902,213)

    Cash flows from financing
    activities:
      Proceeds from issuance
      of stock . . . . . . . . . . . .               -                       6,554,840       15,198,552       22,770,972
                                        ---------------  ------------------------------  ---------------  ---------------
    Net change in cash . . . . . . . .      (5,534,403)                        454,876        4,399,062          249,741

    Cash at beginning of year. . . . .       5,784,144                       5,329,268          930,206                -
                                        ---------------  ------------------------------  ---------------  ---------------
    Cash at end of year. . . . . . . .  $      249,741   $                   5,784,144   $    5,329,268   $      249,741
                                        ===============  ==============================  ===============  ===============





Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Inapplicable.
Item  10.  Directors  and  Executive  Officers  of  Registrant.
Current  officers  of  the  Company  are  identified  in  the  following  table:



Name                                             Position
Robert Andrew Hart IV  Chairman and Chief Executive Officer
Philip J. Chasmar . .  Executive Vice President,
  Secretary
Dion S. Whitman . . .  Chief Information Officer and Acting Chief Financial Officer
James A. LaBelle. . .  Chief Operating Officer



Robert Andrew Hart IV has served as Chairman and Chief Executive Officer of the 21st Century Telesis companies since their formation. For a period beginning more than five years before the present, he has been the owner and principal professional of Hart Engineers, Baton Rouge, Louisiana, a telecommunications engineering firm. Mr. Hart serves on the Board of Directors of the Small Business PCS Association, a trade association of nationwide scope focused on small business applications and opportunities in PCS technology. Mr. Hart has also served as Chairman of the Lobbying Committee of this organization. Mr. Hart, who is 51 years old, is a graduate of Louisiana State University, with a degree in electrical engineering, and is a Registered Professional Electrical Engineer.

Philip J. Chasmar is one of the founders of the 21st Century Telesis project, and has served as Secretary of the 21st Century Telesis companies since their formation. He was appointed as Executive Vice President and elected to the boards of directors of the companies in December, 1996. Mr. Chasmar is a member of the "Control Group" identified to the Federal Communications Commission in connection with the grant of the companies' PCS licenses. Prior to his involvement in the 21st Century Telesis project he served in various marketing capacities with American Wireless Systems, United Communications and Vision
Communications. Mr. Chasmar is a graduate of the Newhouse School of Communications of Syracuse University. Mr. Chasmar is 41 years old.

James A. LaBellewas appointed Chief Operating Officer of the Company in October, 1997. Prior to this appointment, Mr. LaBelle served from 1995 to 1997 as Area President - Midwest of GTE Wireless Products and Services, in which position he had overall management responsibility for a four-state cellular operation with 500 employees and 500,000 customers. Prior to that time, Mr. LaBelle served from 1990 to 1995 as Area President - Florida for GTE Wireless Products and Services, in which position he oversaw the growth of this cellular service from 30,000 to 350,000 customers. Mr. LaBelle is 52 years of age and received a Bachelor of Business Administration degree from the University of Wisconsin in 1967 and participated in the GTE Executive Development Program from 1980 to 1997.

Dion S. Whitman is one of the founding stockholders of the Company, and joined it full-time in August, 1996. Prior to that time, Mr. Whitman had served from May, 1994 as Controller/Chief Financial Office of the Long Beach Civic Light Opera, a non-profit musical theater production company; prior to that time Mr. Whitman served as Regional Controller of the Drug Emporium, a Southern California retail drug chain, and in a sales capacity at United Communications, LTD. Mr. Whitman is 39 years old, and received a B.A. degree from the University of Southern California.

The  directors  of  the  Company  are  identified  below:
     Robert  Andrew  Hart  IV     Philip  J.  Chasmar
     James  Ross  Rasco     Joseph  A  Miller  III
     Vincent  E.  Stuedeman     Allen  Terrell
     Philip  Nelson     Frank  Coughlin
     H.  Randolph  Hart     Jeffrey  V.  Barbieri
     Lawrence  Kaufman     John  H.  Greenberg
     James  C.  Roddey
     The business backgrounds of Messrs. Hart and Chasmar are given above. The business backgrounds of the balance of the directors are set forth below.

James C. Roddey is Chairman of Star Cable Associates, Chairman of International Sports Marketing, Chairman of the Bantry Group, a nationwide provider of specialized health services, President of Business Records Management and Chairman of Production Masters, IncHe is a former President and Director of Turner Communications Corporation and of Rollins Communications Corporation. Mr. Roddey also serves on the boards of Allin Communications Corporation and Clo-White, Inc. Mr. Roddey is also active in charitable and civic organizations, serving on the boards of the University of Pittsburgh, the University of Pittsburgh Medical Center and many other Pittsburgh area organizations. Mr. Roddey is 65 years of age and has served as a director of the two 21st Century Telesis companies since 1995.

John Hendrix Greenberg for a period beginning more than five years before the present has been President and General Manager of the Brazoria Telephone Company of Brazoria, Texas. Mr. Greenberg is actively involved in a large number of trade associations that represent the interests of small- and medium-size telephone companies. Mr. Greenberg, who is 47 years old, has served as a director of the two 21st Century Telesis companies since 1995.

Joseph A. Miller III is Vice President and General Manager of the Georgetown Telephone Company of Georgetown, Mississippi and the President of Miller Cablevision. Mr. Miller is a former President of the Alabama Mississippi Telephone Association, and serves as a director of Bank of the South, of Crystal Springs, Miss. Mr. Miller, who is 37 years old, has served as a director of the two 21st Century Telesis companies since 1995.

Gilbert Ross Rasco is Vice President of Operations of the Brazoria Telephone Company, Brazoria, Texas. Mr. Rasco has served for a number of years as a member of the Texas Telephone Association Legislative Committee and as a member of that Association's Academic Advisory Board. Mr. Rasco, who is 46 years old, has served as a director of the two 21st Century Telesis companies since 1995.

Vincent E. Stuedeman is a certified public accountant with substantial experience in telecommunications auditing; since 1980 he has been a member of Martin Stuedeman & Associates, P.C., of Birmingham, Alabama, and he currently serves as its President. Mr. Stuedeman is a member of the American Institute of Certified Public Accountants and of the Alabama Society of Certified Public Accountants. Mr. Stuedeman, who is 49 years old, has served as a director of the two 21st Century Telesis companies since 1995.

Allen Terrell for a period of more than five years has been the President of the Rochester Telephone Company, of Rochester, Indiana, and also serves as a director of that publicly-held company. Mr. Terrell, who is 48 years old, was elected to the boards of the 21st Century Telesis companies in December, 1996. Mr. Terrell is also a director of Norwest Bank Indiana, N.A., of Fort Wayne, Indiana, a publicly-held banking company.

Philip Nelson has been the President of the Hamilton Telephone Company of Aurora, Nebraska for more than five years. Mr. Nelson, who is 58 years of age, was elected to the boards of the 21st Century Telesis companies in December, 1996.

Frank Coughlin is a principal owner of the Lackawaxen Telephone Company, of Rowland, Pennsylvania. Mr. Coughlin, who is 38 years of age, was elected to the boards of the 21st Century Telesis companies in December, 1996.

H. Randolph Hart is the general partner of the H. R. Hart Communications Limited Partnership, the original major investor in 21st I, and the brother of Mr. Robert Andrew Hart IV. For a period of more than five years, Mr. Hart has been Credit Manager of the Coca Cola Bottling Company of Baton Rouge, Louisiana, and was elected to the boards of the 21st Century Telesis companies in December, 1996. Mr. Hart is 47 years old.

Jeffery V. Barbieri and Lawrence Kaufman are two of the original founders of the 21st Century Telesis companies, and are members of the "Control Group" identified to the FCC. Prior to their involvement in the 21st Century Telesis project they served in various marketing capacities with American Wireless Systems, United Communications and Vision Communications. Messrs. Barbieri and Kaufman were elected to the boards of the 21st Century Telesis companies in December, 1996. Mr. Barbieri is 36 years old and Mr. Kaufman is 54.

The founders of the company were identified to the Federal Communications Commission as members of the company's "Control Group," and were appointed as officers and directors as a result of the requirement of the FCC that Control Group members be active in the day to day management of the business. These persons are Mr. Robert Andrew Hart IV, Chairman and Chief Executive Officer; Philip J. Chasmar, Executive Vice President, Secretary and a director; Lawrence Kaufman, a director; Jeffery Barbieri, a director; Dion Whitman, the company's Chief Information Officer and Acting Chief Financial Officer; H. Randolph Hart, an Assistant Secretary of the company and a director.

Certain board members were asked to serve as such because of their investment in the H. Randolph Hart Communications L.P., which provided the seed capital for the project, and/or because of their longstanding business ties with Mr. Robert Andrew Hart IV. These individuals are John H. Greenberg; Gilbert Ross Rasco;
Joseph  A  Miller  III;  and  Vincent  E.  Stuedeman.

Several individuals were asked (or sought) to serve as directors because of sizable investments in the project, either directly or through affiliates: James
C.  Roddey;  Allen  Terrell;  Philip  Nelson;  and  Frank  Coughlin.

All the above-named directors have been re-elected by stockholders subsequent to their initial appointments.

Form  3:
--------
Through inadvertance, none of registrant's directors or officers filed Form 3 notifications by the time that registrant's registration statement on Form 10 had become effective. Each of such officers and directors has advised the registrant that the oversight will be remedied forthwith.
There is no established market for or trading in the securities of the registrant, and no shares of registrant have been sold to any person during the fiscal year ended September 30, 1998. Securities of registrant owned by its officers and directors are as set forth in Item 12 below, and such ownership has remained unchanged throughout the fiscal year ended September 30, 1998, with this exception: as disclosed in Item 11, below, the 9 non-employee directors have the option of receiving, in lieu of cash attendance fees, warrants to purchase 125 shares of registrant's preference stock at $10 per share for each meeting attended during the year, up to a total of 500 shares for the year. Each of such individuals has indicated that they wish to receive warrants in lieu of cash fees. Accordingly, the ownership totals reflected in Item 12 will be increased by 500 warrants each on the Form 3 notifications which will promptly be filed by Messrs. H. R. Hart, Roddey, Terrell, Coughlin, Greenberg, Rascoe, Nelson, Miller and Stuedeman. Ownership totals shown on the Form 3 notifications to be filed by the remaining directors, viz., Messrs. R.A. Hart, Chasmar, Barbieri and Kaufman, and by Messrs. And LaBelle and Whitman, who are officers but do not serve as directors, will be as shown in Item 12.

Item  11.  Executive  Compensation.
Item  11  -  Executive  Compensation
The following table sets forth the total compensation paid to the executive officers of registrant during the years indicated. All compensation was paid in the form of salary; registrant has not yet adopted any deferred or incentive compensation plans. All the individuals noted in the table save Messrs. Heller and LaBelle are members of registrant's promotional group, and Messrs. Hart, Chasmar, Barbieri, Kaufman and Whitman are members of registrant's "control group' identified to the FCC. See Item 1.




                                                          1998         1997         1996
Robert Andrew Hart IV . .  Chairman of the Board;
  Chief Executive Officer  			     $98,250.00  $ 92,750.00  $154,531.40
Philip J. Chasmar . . . .  Executive Vice President;
  Secretary . . . . . . .                               $95,049.92  $ 87,549.92  $ 94,944.84
Jeffery V. Barbieri . . .  Senior Executive;           $ 91,049.92  $ 89,149.92  $94,944.84
Lawrence Kaufman. . . . .  Senior Executive            $ 93,049.92  $ 87,549.92  $80,559.84
Dion Whitman. . . . . . .  Acting Chief Financial
  Officer;
  Chief Information
  Officer . . . . . . . .                               $72,000.00  $ 66,500.00  $ 24,769.20
James LaBelle . . . . . .  Chief Operating Officer      170,200.00  $ 37,000.00  $        -
Doug L. Heller. . . . . .  Chief Financial Officer     $         -  $ 35,807.20  $89,623.60



(g)  Compensation  of  Directors
Those directors who are not employees of the company, viz., Messrs. Roddey, Terrell, Nelson, Coughlin, Miller, Greenberg, Rasco, Stuedeman and H. Randolph Hart, receive attendance fees of $1,250 per meeting, with a maximum of $5,000 payable for any single year (exclusive of expenses of attendance, which are reimbursed in full). Such fees are payable in cash, or, at the election of a director, are payable in the form of warrants to purchase shares of preference stock of 21st Century Telesis (II), Inc.; such warrants currently have an exercise price of $10 per share, and will be deemed to have a value of $10 per share, so that the $1,250 fee for attendance at a meeting will be paid in the form of an option to purchase 125 shares at an exercise price of $10 per share. The options will have a term of 10 years and are fully vested upon issuance.

(h)  Employment  Contracts
Each of Messrs. Robert Andrew Hart IV, Philip J. Chasmar, Jeffery V. Barbieri, Lawrence Kaufman and Dion Whitman, who comprise registrant's promotional group, has a written employment contract with registrant. All of such contracts are terminable at the will of registrant's board of directors, and no termination indemnities are payable in connection with any such termination.

     Mr. James LaBelle, registrant's Chief Operating Officer, is party to an employment contract with registrant pursuant to the terms of which he is to receive a base annual salary of $171,600 plus an automobile allowance of $500/month, with incentive compensation as follows: (a) a cash bonus of $25,000 upon completion of deployment of an operational PCS system in each Basic Trading Area in which registrant possesses licenses to offer PCS service; (b) for each full fiscal year for which the earnings before income taxes, depreciation and amortization ("EBITDA") of registrant from the operation of PCS systems shall be a positive number, as reflected in the annual audited financial statements of registrant, Mr. LaBelle will be paid a cash bonus equal to 0.25% of EBITDA for such year. The contract also calls for Mr. LaBelle to receive stock options commensurate with his position at such time as registrant establishes an employee stock option plan.
The contract is terminable at will, but if Mr. LaBelle is terminated involuntarily following a change in control of registrant, he will be entitled to receive a multiple of the base pay and incentive compensation he received in the fiscal year next preceding such involuntary termination: the multiple will be three times such annual compensation if the termination occurs within 12 months following a change in control; two times such annual compensation if the change of control occurs during the 13th through 24th month following such change in control; and an amount equal to such annual compensation if termination occurs in the 25th through 36th month after such a change in control. No indemnity will be payable for an involuntary termination that occurs thereafter.

(j) Compensation Committee Interlocks and Insider Participation. Registrant's compensation committee consists of Mr. Allen Terrell, Mr. James Roddey and Mr. John Greenberg. None is an executive officer or employee of registrant or any affiliate of registrant. No employee or executive officer of registrant serves on the compensation committee of any entity whose board of directors or compensation committee includes Mr. Terrell, Mr. Roddey or Mr. Greenberg, or which employs any of them.

(k)  Compensation  Committee  Action  on  Executive  Compensation
Registrant's Compensation Committee was first organized on April 29, 1997. No such committee had existed prior to that time. No action was proposed or taken by the committee during the fiscal year ended September 30, 1998, to change the compensation payable to any executive officer of registrant, as it was deemed inappropriate materially to increase such compensation prior to the commencement of operations.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
(a) No persons other than members of management are known to own beneficially or of record 5% or more of 21st Century Telesis, Inc. or 21st Century Telesis (II), Inc.
(b)  Security  ownership  of  members of management is given in the table below:




Name of Beneficial               Title of Class           Amount     Percent of Class
Owner                             And Nature of
                                Beneficial Owner
Robert Andrew Hart IV . .  21st Century Telesis, Inc.   392,857<F1>             23.91%
  Series B common
Philip J. Chasmar . . . .                            "      457,286             27.83%
Jeffery V. Barbieri     "                                   429,786             26.16%
Lawrence Kaufman. . . . .                            "      179,143             10.90%
Dion Whitman. . . . . . .                            "      102,142              6.22%
H. Randolph Hart. . . . .  21st Century Telesis, Inc.   736,429<F2>               100%
  Series A Common
James C. Roddey<F3> . . .  21st Century Telesis, Inc.        60,000             34.28%
  Preference Stock
John Hendrix Greenberg. .  21st Century Telesis (II)         25,000                 1%
  Preference Stock
Joseph A. Miller III. . .                            "   25,000<F4>                 1%
Gilbert Ross Rasco. . . .  21st Century Telesis, Inc.    82,480<F5>             11.20%
  Series A Common
Vincent E. Stuedeman. . .                            "   27,493<F6>              3.70%
Allen Terrell . . . . . .  21st Century Telesis (II)         62,500              2.40%
  Preference Stock
Philip Nelson . . . . . .                            "      100,000              3.90%
Frank Coughlin. . . . . .                            "      115,000              4.50%




<F1>     Does  not include Mr. Hart's 5.6% limited partner interest in the H. R.
Hart  Communications  LP.
<F2>     Mr.  H.Randolph  Hart  has  a 16.6% undivided interest in the H.R. Hart
Communications LP as general partner. Mr. H. Randolph Hart and Mr. Robert Andrew Hart IV are brothers.
<F3>     Owned of record by Star Cable Partners; Mr. Roddey disclaims beneficial ownership.
<F4>     Includes  20,000  shares  owned of record by Mr. Miller's mother, Olene
Miller, as to which Mr. Miller disclaims beneficial ownership. Does not include Mr. Miller's one-third interest in the JOV Partnership, which owns an 11.2% limited partner's interest in the H. R. Hart Communications LP.
<F5>     A  derived  figure,  representing  Mr.  Rasco's 11.2% limited partner's interest  in  the  H.R.  Hart  Communications  LP.
<F6>     A  derived  figure,  representing Mr. Stuedeman's one-third interest in the JOV Partnership, which in turn owns an 11.2% limited partner's interest in the H. R. Hart Communications LP.

Item  13.  Certain  Relationships  and  Related  Transactions.
(a)  Transactions  with  management  and  others
Philip J. Chasmar and Jeffery V. Barbieri, both of whom are promoters and directors of registrant, control Aventine, Inc., a Texas corporation which in turn owns all the outstanding capital stock of Atlantic-Pacific Financial, Inc., an NASD broker-dealer that participated in the private placement of securities of Registrant or its affiliates. , Registrant or registrant's affiliates (i.e., 21st Century Telesis LLC and PCS Communications LLC) paid brokerage commissions of $453,512 and $618,648 to Atlantic-Pacific Financial for the years ended September 30, 1996 and 1997, respectively. All such payments were commissions payable in connection with private offerings of securities of Registrant and affiliates, and did not differ in kind from commissions paid to non-affiliated broker-dealers participating in such private placements.
In addition to the foregoing, Registrant and/or its affiliated LLC's paid $1,010,444 for the year ended September 30, 1996 and $436,959 for the year ended September 30, 1997 and $48,063 for the year ended September 30, 1998 to
Aventine, Inc. Aventine utilized the amounts paid to it as follows. From the $1,010,444 paid to it during the year ended September 30, 1996, it paid (a) a total of $537,172 in finder' fees and wholesaling overrides (i.e., fees paid for inducing broker-dealers other than Atlantic-Pacific Financial to participate in the private placements) to six individuals, none of whom were officers or directors of Registrant, or members of Registrant's promotional group or 5% or more stockholders in Registrant; (b) salaries of $62,000 each to Messrs. Chasmar, Barbieri and Kaufman; (c) repayment of a "seed money" advance in the amount of $165,000 made by the H. R. Hart Communications L.P., one of Registrant's promoters; and (d) the balance was used to help defray overhead. From the $436,959 paid to Aventine during the 12 months ending September 30, 1997, Aventine paid (a) $135,322 in finders' fees and wholesaling fees to three individuals, none of whom were officers or directors of Registrant, or members of Registrant's promotional group or 5% or more stockholders in Registrant; (b) salaries of $45,000 each to Messrs. Chasmar, Barbieri and Kaufman; repaid loans totalling $53,966 made to it by three of its employees, none of whom were officers or directors of Registrant, or members of Registrant's promotional group or 5% or more stockholders in Registrant; and (c) utilized the balance to help defray overhead. The $48,063 paid in 1998 was used by Aventine to help defray overhead.

During December, 1996 and January, 1997 registrant paid a total of $174,104 to Hart Engineers, a telecommunications engineering firm owned by Mr. Robert Andrew Hart IV, the Chairman and Chief Executive Officer of registrant, and one of registrant's promoters. The payments were reimbursements for advances made by Hart Engineers for the benefit of registrant, principally during the period prior to the commencement of and during the FCC's PCS auctions. Registrant utilizes the services of Hart Engineers to provide engineering oversight services for the deployment of registrant's PCS systems. The arrangement, as authorized by registrant's board, calls for Hart Engineers to be compensated for such services on a time and materials basis, at rates not to exceed those customary in the industry for services of like character. Registrant paid $227,170 to Hart Engineers for services for the twelve month period ended September 30, 1997, and had an unpaid balance of an additional approximately $254,752 as of such date, which amount was subsequently paid. During the twelve month period ended September 30, 1998, Registrant paid Hart Engineers $120,000 for services, with an additional $68,432.69 billed during such period but paid after September 30, 1998.
Prior to the C block auctions, registrant agreed with one of its stockholders, Georgetown Telephone Company, that in consideration of additional investment by Georgetown, registrant would attempt to win the Jackson, MS market in the auction, and would bid up to $7 million to do so. If the license was secured, Georgetown was to be offered the opportunity to build and manage the PCS system for the market and would also be given the right to partition Copiah and Simpson counties from the market for a further payment of $50,000. Registrant subsequently won the Jackson license, but at a cost greatly in excess of the $7 million ceiling contemplated in the agreement with Georgetown. Mr. Joseph E.
Miller,  one  of  the  directors  of  registrant,  is Vice President and General
Manager of the Georgetown Telephone Company, and beneficial owner of of the shares of registrant held of record by Georgetown. Neither registrant nor Georgetown Telephone Company has taken any steps to implement these agreements. Mr. Miller has informally indicated that he is not prepared at the present time to waive Georgetown's rights thereunder. Registant considers that such agreements are not enforceable in their original form, because the price paid for the Jackson license substantially exceeded the $7million ceiling contemplated by such agreements.
     Family partnerships of which Mr. Frank Coughlin is a member purchased 115,000 shares of preference stock of registrant and received assurances that he would be appointed to registrant's board and that he would be invited to serve as a consultant to registrant for unspecified compensation. Mr. Coughlin was appointed to registrant's board in December, 1996, and has since been elected by stockholders. Although neither registrant nor Mr. Coughlin has taken any steps to implement this agreement, Mr. Coughlin has informally indicated that he is not prepared to relinquish his right to serve as a consultant to registrant in a paid capacity at some future time.
The Hamilton Telephone Company, owned in part by Mr. Philip Nelson, one of Registrant's directors, has an informal agreement with the Companies to provide management and other services for portions of the Companies' Nebraska BTA's. In the opinion of management of Registrant such agreement, if implemented, will not have a material effect on the Companies' operations, prospects or profitability.

(d)  Transactions  with  Promoters
     Registrant was formed through the promotional efforts of Messrs. Robert Andrew Hart IV, Philip J. Chasmar, Jeffery V. Barbieri, Lawrence Kaufman and Dion Whitman. All five individuals continue to serve in executive capacities, and all save Mr. Whitman are members of registrant's board of directors. Compensation received by the promoters is as shown in Item 13 (a) above and in
Item  11.  The ownership of registrant's stock by each promoter is shown in Item
12. All shares shown in Item 12 were issued for services rendered by the promoters.

PART  IV

Item  14.  Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-K.
(a)  The  following  documents  are  filed  with  this  report:
(1) 21st Century Telesis, Inc.; 21st Century Telesis (II), Inc.; 21st Century Telesis Joint Venture and 21st Century Bidding Corp. (Development Stage Companies) Combined Financial Statements dated September 30, 1998.
(2) Paribas Commitment Letter dated December 16, 1998, re secured financing, and associated documents.
(3) Form of Agreement between the Antitrust Division of the United States Department of Justice and 21st Century Telesis (II), Inc. respecting consent proceeding.

No  reports  on  Form  8-K  were  filed  in  the  last  quarter.

The following exhibits previously filed with registrant's registration statement on Form 10 are incorporated herein by reference:
1.     Certificate  of  Incorporation
2.     Bylaws
3.     21st  Century  Telesis  Joint  Venture  Agreement
4.     James  A.  LaBelle  Employment  Contract
5.     Premises  Lease--South  Bend,  Indiana  Operations  Center
6.     PCS  Licenses
A.     KNLF  303
B.     KNLF  315
C.     KNLF  304
D.     KNLF  305
E.     KNLF  306
F.     KNLF  307
G.     KNLF  308
H.     KNLF  309
I.     KNLF  310
J.     KNLF  311
K.     KNLF  312
L.     KNLF  313
M.     KNLF  314
N.     KNLF  316
O.     KNLF  317
P.     KNLF  318
Q.     KNLF  319
R.     KNLF  888
S.     KNLG  257
T.     KNLG  258
U.     KNLG  259
V.     KNLG  260
W.     KNLG  261
X.     KNLG  262
Y.     KNLG  263
Z.     KNLG  264
AA.     KNLG  265



Signatures:
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
21st  Century  Telesis  (II),  Inc.,  registrant
By:  Robert  Andrew  Hart  IV,  Chief  Executive  Officer;  Director
Dated:  January  21,  1999
By:  Philip  J.  Chasmar,  Executive  Vice  President  and  Secretary;  Director
By:  Dion  Whitman,  Acting  Chief  Financial  Officer
Dated:  January  21,  1999
By:  Jeffery  Barbieri,  Director
Dated:  January  21,  1999
By:  Lawrence  Kaufman,  Director
Dated:  January  21,  1999
By:  John  H.  Greenberg,  Director
Dated:  January  21,  1999
By:  Gilbert  Ross  Rascoe,  Director
Dated:  January  21,  1999
By:  H.  Randolph  Hart,  Director
Dated:  January  21,  1999