Form 10-Q
period 1998-12-31
21ST CENTURY TELESIS II INC
filed 1999-02-17
CIK 947660

Form  10-Q
Securities  and  Exchange  Commission
Washington,  D.C.  20549

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For  the  quarterly  period  ended  December  31,  1998.

Commission  File  Number  000-24817
Exact name of registrant as specified in its charter: 21st Century Telesis (II), Inc.
State or other jurisdiction of incorporation or organization: Delaware I.R.S. Employer Identification No.: 33-069528
Address of principal executive offices: 650 Town Center Drive, Suite 1999, Costa Mesa, CA 92626
Registrant's telephone number, including area code: (949) 752-2178 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes to both.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 100 shares of common stock and 2,571,328 shares of preference stock (note: all preferences associated with registrant's preference stock have lapsed, and such stock is equivalent in all respects to common stock).

Part  1.  Financial  Information

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


Registrant's financial statements (unaudited) for the quarter ended 12.31.98 are set forth below.

                          21ST CENTURY TELESIS, INC.
                         21ST CENTURY TELESIS (II), INC.
                     21ST CENTURY TELESIS JOINT VENTURE and
                        21ST CENTURY BIDDING CORPORATION
                          (DEVELOPMENT STAGE COMPANIES)
                             COMBINED BALANCE SHEET
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1998
                                    UNAUDITED

ASSETS
                                                                    December 31, 1998     September 30, 1998
                                                                   --------------------  --------------------
Current assets
  Cash in bank. . . . . . . . . . . . . . . . . . . . . . . . . .  $           719,988   $         2,660,126
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .               50,931                21,152
  Loan receivable . . . . . . . . . . . . . . . . . . . . . . . .               50,000                50,000
  Accrued interest receivable . . . . . . . . . . . . . . . . . .               13,542                12,291
                                                                   --------------------  --------------------

    Total current assets. . . . . . . . . . . . . . . . . . . . .              834,461             2,743,569
                                                                   --------------------  --------------------


Property and equipment
  Furniture, fixtures and equipment . . . . . . . . . . . . . . .              208,211               205,580
  Accumulated depreciation. . . . . . . . . . . . . . . . . . . .             (104,163)              (94,263)
                                                                   --------------------  --------------------

    Total property and equipment. . . . . . . . . . . . . . . . .              104,048               111,317
                                                                   --------------------  --------------------


Other assets
  PCS licenses, including capitalized interest. . . . . . . . . .           50,437,742            49,274,863
  Capitalized system development costs. . . . . . . . . . . . . .              805,305               736,872
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .              261,643               511,524
                                                                   --------------------  --------------------

    Total other assets. . . . . . . . . . . . . . . . . . . . . .           51,504,690            50,523,259
                                                                   --------------------  --------------------




    Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $        52,443,199   $        53,378,145
                                                                   ====================  ====================






LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                      December 31, 1998 . September 30, 1998
                                                                   --------------------  --------------------
Current liabilities
  Accounts payable and accrued fees . . . . . . . . . . . . . . .  $           128,336   $           139,148
  Insurance contract payable. . . . . . . . . . . . . . . . . . .               10,048                     -
  Note payable - Federal  Communications
    Commission. . . . . . . . . . . . . . . . . . . . . . . . . .              177,997                88,308
  Accrued interest - FCC notes payable. . . . . . . . . . . . . .            1,560,149             1,302,105
                                                                   --------------------  --------------------

    Total current liabilities . . . . . . . . . . . . . . . . . .            1,876,530             1,529,561
                                                                   --------------------  --------------------

Long term liabilities
  Notes payable - Federal Communications
    Commission. . . . . . . . . . . . . . . . . . . . . . . . . .           35,935,785            35,692,589
                                                                   --------------------  --------------------

    Total long term liabilities . . . . . . . . . . . . . . . . .           35,935,785            35,692,589
                                                                   --------------------  --------------------

Shareholders' equity
  21st Century Telesis, Inc.
   Common stock - Series A, $.01 par value, 736,429 shares
      authorized, issued and outstanding. . . . . . . . . . . . .                7,364                 7,364
   Common stock - Series B, $.01 par value, 1,970,714 shares
      authorized, 1,643,214 shares issued and outstanding . . . .                    -                     -
   Preference stock, $.10 par value, 5,500,000 shares authorized,
      175,000 shares issued and outstanding . . . . . . . . . . .               17,500                17,500
  21st Century Telesis (II), Inc.
   Preference stock, $.10 par value, 5,500,000 shares authorized,
      2,571,328 shares issued and outstanding . . . . . . . . . .              257,133               257,133
  Additional paid in capital. . . . . . . . . . . . . . . . . . .           23,387,975            23,387,975
  Deficit accumulated during the development stage. . . . . . . .           (9,039,088)           (7,513,977)
                                                                   --------------------  --------------------

    Total shareholders' equity. . . . . . . . . . . . . . . . . .           14,630,884            16,155,995
                                                                   --------------------  --------------------

    Total liabilities and
       shareholders' equity . . . . . . . . . . . . . . . . . . .  $        52,443,199   $        53,378,145
                                                                   ====================  ====================





                              21ST CENTURY TELESIS, INC.
                         21ST CENTURY TELESIS (II), INC.
                     21ST CENTURY TELESIS JOINT VENTURE and
                        21ST CENTURY BIDDING CORPORATION
                          (DEVELOPMENT STAGE COMPANIES)
                        COMBINED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                PERIOD FROM DECEMBER 6, 1994 TO DECEMBER 31, 1998
                                    UNAUDITED




                                                                                                    December 6, 1994
                                                 Three Months                  Three Months               (Date of
                                                     Ended                        Ended                 Inception) To
                                               December 31, 1998            December 31, 1997         December 31, 1998
                                          ---------------------------  ----------------------------  -------------------
Revenue. . . . . . . . . . . . . . . . .  $                        -   $                         -   $                -
                                          ---------------------------  ----------------------------  -------------------

Operating expenses
  Salaries . . . . . . . . . . . . . . .                     238,629                       204,562            2,379,488
  Travel, meetings and conferences . . .                      56,242                        32,946              643,016
  Legal and other professional services.                   1,108,493                        52,817            2,132,227
  Interest expense . . . . . . . . . . .                           -                             -              119,156
  Rent . . . . . . . . . . . . . . . . .                      36,494                        29,319              305,620
  Telephone. . . . . . . . . . . . . . .                      13,066                        10,081              131,075
  Payroll taxes. . . . . . . . . . . . .                       8,599                        11,219              166,251
  Office and other expense . . . . . . .                      82,557                        69,431              770,236
  Loss on return of C block licenses . .                           -                             -            2,945,785
                                          ---------------------------  ----------------------------  ------------------

    Total operating expenses . . . . . .                   1,544,080                       410,375            9,592,854

Other income
  Miscellaneous. . . . . . . . . . . . .                       2,916                             -                2,916
  Interest income. . . . . . . . . . . .                      16,053                        60,132              550,850
                                          ---------------------------  ----------------------------  ------------------

Loss before provision for income taxes .                  (1,525,111)                     (350,243)         (9,039,088)

Provision for income taxes . . . . . . .                           -                             -                    -
                                          ---------------------------  ----------------------------  ------------------


Net loss . . . . . . . . . . . . . . . .  $               (1,525,111)  $                  (350,243)  $       (9,039,088)
                                          ===========================  ============================  ===================



                                                       Three Months. . . . . . .  Three Months
                                                              Ended. . . . . . . . . . .  Ended
                                                  December 31, 1998. . . . .  December 31, 1997
                                               ---------------------  -------------------------

21st Century Telesis, Inc.
  Basic and diluted income (loss)
    per share. . . . . . . . . . . . . .                      (0.18)                         0.01
                                          ===========================  ============================
  Weighted average shares outstanding. .                   2,554,643                     2,554,643
                                          ===========================  ============================

21st Century Telesis (II), Inc.
  Basic and diluted loss per share . . .                      (0.42)                       (0.14)
                                          ===========================  ============================
  Weighted average shares outstanding. .                   2,571,428                     2,571,428
                                          ===========================  ============================







                          21ST CENTURY TELESIS, INC.
                         21ST CENTURY TELESIS (II), INC.
                     21ST CENTURY TELESIS JOINT VENTURE and
                        21ST CENTURY BIDDING CORPORATION
                          (DEVELOPMENT STAGE COMPANIES)
               CONDENSED COMBINED STATEMENT OF SHAREHOLDERSEQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                                    UNAUDITED




                                                      21st Century Telesis, Inc.
                                                     ---------------------------


                                          Common Stock - Series A              Common Stock - Series B     Preference Stock
                                           -----------------------              ------------------------  ----------------
                                     No. of                                          No. of                No. of
                                     Shares                    Amount                Shares       Amount   Shares   Amount
                             -----------------------  ------------------------  ----------------  -------  -------  -------
Balance, September 30, 1998                  736,429  $                  7,364         1,643,214  $     -  175,000  $17,500

Net loss. . . . . . . . . .                        -                         -                 -        -        -        -
                             -----------------------  ------------------------  ----------------  -------  -------  -------

Balance, December 31, 1998.                  736,429  $                  7,364         1,643,214  $     -  175,000  $17,500
                             =======================  ========================  ================  =======  =======  =======




                                        21st Century Telesis (II), Inc.
                                        -------------------------------


                                                                            Deficit
                                      Preference Stock                     Accumulated
                                       ----------------
                                                            Additional      During the
                                  No. of                      Paid In       Development
                                  Shares          Amount       Capital        Stage         Total
                             ----------------  ------------  ------------  ------------  ------------
Balance, September 30, 1998         2,571,328  $    257,133  $ 23,387,975  $(7,513,977)  $16,155,995

Net loss. . . . . . . . . .                 -             -             -   (1,525,111)   (1,525,111)
                             ----------------  ------------  ------------  ------------  ------------

Balance, December 31, 1998.         2,571,328  $    257,133  $ 23,387,975  $(9,039,088)  $14,630,884
                             ================  ============  ============  ============  ============





                          21ST CENTURY TELESIS, INC.
                         21ST CENTURY TELESIS (II), INC.
                     21ST CENTURY TELESIS JOINT VENTURE and
                        21ST CENTURY BIDDING CORPORATION
                          (DEVELOPMENT STAGE COMPANIES)
                        COMBINED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                PERIOD FROM DECEMBER 6, 1994 TO DECEMBER 31, 1998
                                    UNAUDITED



                                                               December 6, 1994
                                                                 Three Months                          Three Months
                                                                     Ended                                Ended
                                                               December 31, 1998                    December 31, 1997
                                                     -------------------------------------  ----------------------------------
Cash flows from operating activities: . . . . . . .                                     -                                   -

  Net loss. . . . . . . . . . . . . . . . . . . . .  $                         (1,525,111)  $                        (350,243)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Loss on return of C block licenses. . . . . . .                                     -                                   -
    Other non-cash adjustments. . . . . . . . . . .                               478,106                            (230,410)
                                                     -------------------------------------  ----------------------------------

    Net cash used by operating activities . . . . .                            (1,047,005)                           (580,653)
                                                     -------------------------------------  ----------------------------------

Cash flows from investing activities:
  Payments for PCS licenses . . . . . . . . . . . .                              (571,950)                                  -
  Payments for capitalized system costs . . . . . .                               (68,433)                           (150,000)
  Advanced on note receivable . . . . . . . . . . .                                     -                                   -
  Purchases of property and equipment . . . . . . .                                (2,631)                            (42,281)
  Payments of deposits and organizational costs . .                              (250,119)                                  -
                                                     -------------------------------------  ----------------------------------

    Net cash used by investing activities . . . . .                              (893,133)                           (192,281)
                                                     -------------------------------------  ----------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock - Series A                                     -                                   -
  Proceeds from issuance of preference stock -
    net of issuance costs . . . . . . . . . . . . .                                     -                                   -
  Proceeds from note payable. . . . . . . . . . . .                                     -                                   -
  Payments on note payable. . . . . . . . . . . . .                                     -                                   -
                                                     -------------------------------------  ----------------------------------

    Net cash provided by financing activities . . .                                     -                                   -
                                                     -------------------------------------  ----------------------------------

Net increase (decrease) in cash . . . . . . . . . .                            (1,940,138)                           (772,934)

Cash at beginning of period . . . . . . . . . . . .                             2,660,126                           5,829,299
                                                     -------------------------------------  ----------------------------------

Cash at end of period . . . . . . . . . . . . . . .                              719,988                          5,056,365
                                                     =====================================  ==================================



                                                                  (Date of
                                                               Inception) to
                                                             December 31, 1998
                                                     ----------------------------------
Cash flows from operating activities: . . . . . . .                                  -

  Net loss. . . . . . . . . . . . . . . . . . . . .  $                      (9,039,088)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Loss on return of C block licenses. . . . . . .                          2,945,785
    Other non-cash adjustments. . . . . . . . . . .                            495,327
                                                     ----------------------------------

    Net cash used by operating activities . . . . .                         (5,597,976)
                                                     ----------------------------------

Cash flows from investing activities:
  Payments for PCS licenses . . . . . . . . . . . .                        (15,778,898)
  Payments for capitalized system costs . . . . . .                           (550,552)
  Advanced on note receivable . . . . . . . . . . .                            (50,000)
  Purchases of property and equipment . . . . . . .                           (208,210)
  Payments of deposits and organizational costs . .                           (764,348)
                                                     ----------------------------------

    Net cash used by investing activities . . . . .                        (17,352,008)
                                                     ----------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock - Series A                             25,000
  Proceeds from issuance of preference stock -
    net of issuance costs . . . . . . . . . . . . .                         23,644,972
  Proceeds from note payable. . . . . . . . . . . .                          1,000,000
  Payments on note payable. . . . . . . . . . . . .                         (1,000,000)
                                                     ----------------------------------

    Net cash provided by financing activities . . .                         23,669,972
                                                     ----------------------------------

Net increase (decrease) in cash . . . . . . . . . .                            719,988

Cash at beginning of period . . . . . . . . . . . .                                  -
                                                     ----------------------------------

Cash at end of period . . . . . . . . . . . . . . .                           719,988
                                                     ==================================



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

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                ------------------------------------------------


1.     GENERAL
       -------

21st Century Telesis, Inc. ("21st I") and 21st Century Telesis (II), Inc. ("21st II") have been in the development stage since formation as Delaware corporations on December 6, 1994, and January 5, 1995, respectively. 21st I and 21st II thereafter formed 21st Century Telesis Joint Venture ("21st JV") under the general partnership law of Delaware, to serve as the entity that would participate in the FCC auction and build and operate Personal Communications Services ("PCS") systems under licenses obtained at the FCC auctions. 21st JV formed a wholly owned Delaware subsidiary, 21st Century Bidding Corporation (21st BC). Under the terms of the Joint Venture Agreement, which was executed as of January 23, 1995, 21st I controls and manages 21st JV, for which services it is reimbursed for all its direct and indirect costs. Profits, gains and losses of the 21st JV are to be distributed 30% to 21st I and 70% to 21st II.

The accompanying combined financial statements reflect the combination of the individual financial statements of 21st I, 21st II, 21st JV, and 21st BC (collectively referred to as "the Companies"). These Companies are under common control of 21st I, as described above, are under common management, and engage in similar operating activities. Combination of the individual financial statements provides a more meaningful financial presentation than would the individual statements shown separately. Intercompany transactions and balances have been eliminated in these combined financial statements.

The accompanying condensed combined financial statements of the Companies have been prepared by the Companies without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Companies' Form 10K for the year ended September 30, 1998.

In the opinion of the Companies, the accompanying unaudited condensed combined financial statements reflect all adjustments necessary to present fairly the combined financial position of the Companies as of December 31, 1998 and September 30, 1998, and the combined results of operations and cash flows for the three month periods ended December 31, 1998 and 1997 and the period from inception to December 31, 1998. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal or short-term variations.



2.     EARNINGS  PER  SHARE
       --------------------

          The condensed combined financial statements are presented in accordance with Statement on Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is completed using the weighted average number of shares outstanding during each period. Diluted EPS gives the effect of the potential dilution of earnings which may have occurred if dilutive potential shares had been issued. Since the Companies incurred net losses, both basic and diluted earnings per share are the same amount. Warrants to issue 94,600 shares of 21st II preference stock have been excluded from the computation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.




3.     RETURN  OF  C  BLOCK  LICENSES  AND  DEBT  RESTRUCTURING
       --------------------------------------------------------

     The FCC issued a reconsideration order which went into effect in April, 1998 which allowed C block PCS license holders options to restructure their licenses and related debts to the FCC. On June 8, 1998, the Companies elected to return one-half of the spectrum (15 MHz of its 30 MHz) for each if its C block licenses. This dissagregation election extinguished 50% of the respective license debt and accrued interest and prohibits the Companies from bidding for this spectrum, or otherwise acquiring in the secondary market, for two years from the date of the start of the re-auction. As a result of this election, the Companies recognized a charge to operations of $2,945,785 in June 1998, representing the forfeiture of part of the original down payment on the C block PCS licenses.

     The restructured C block license notes have a carrying value of $33,301,193 at December 31, 1998. These notes continue to bear interest at 7.0% and require quarterly interest only payments of $773,269 beginning on October 31, 1998 through October 31, 2002. Commencing January 31, 2003, quarterly principal and interest payments of $3,190,268 are required with any unpaid balances due on September 17, 2006.

The Companies also have F block notes payable to the FCC with a carrying value of $2,812,589 at December 31, 1998. These notes bear interest at 6.25% and require interest only payments of $56,725 through April 1999 and quarterly principal and interest payments thereafter of $145,034 through April 2007.

     Pursuant to industry practices, the FCC debts have been recorded at the net present value of the required payments based on the Companies' estimate of borrowing costs of 13% for debt similar to that issued by the FCC.


4.     COMMITMENTS  AND  CONTINGENCIES
       -------------------------------

     FCC  Control  Requirements
As a qualifying small business with an identified control group (certain of the founding stockholders of 21st I), the 21st JV benefited from bidding credits and installment financing in the FCC's C and F block auctions. The 21st JV must continue to comply with applicable FCC small business criteria for the initial 10-year term of the licenses; failure to do so will result in an immediate requirement to pay the unpaid balance of the license fees in cash and to

4.     COMMITMENTS  AND  CONTINGENCIES  (continued)
       -------------------------------

refund the bidding credits, plus interest thereon. With FCC approval, the C and F block licenses owned by the 21st JV may be transferred at any time to another entity that qualifies under the FCC small business criteria. Transfers to non-qualifying transferees are prohibited during the first five years after license award; non-qualifying transfers from the sixth year after license award through tenth and final year of the initial license term require the cash payment of the unpaid balance of the license fees and the refund of the bidding credits, plus interest thereon.

     FCC  Build-out  Requirement
All PCS license holders are required to meet certain requirements imposed by the FCC relating to the provision of service in each license area. C block license holders must provide coverage to one-third of the population in each license service area within five years of license grant and two-thirds of the population in each license service area within ten years of license grant. F block license holders must provide coverage to one-quarter of the population in each license service area within five years of license grant, or make a showing of substantial service in their license area within five years of being licensed. Failure to comply with the build-out requirements could subject 21st JV to license forfeiture or other penalties, and may have a material adverse effect on the financial condition of 21st JV.

     PCS  Network  Build-out  and  Development
Management of the Companies is negotiating with equipment vendors to acquire, install and maintain PCS network equipment in the operating areas represented by its PCS licenses. The development of the infrastructure necessary to offer PCS services is subject to delays and risks, including those inherent in the general uncertainty associated with design, acquisition, installation and construction of wireless telephone systems. The successful development of the licenses also depends on the Companies' ability to lease or acquire sites for the location of equipment, some of which may be subject to zoning or other regulatory approvals which are beyond the Companies' control. Delays in the site acquisition process, as well as in the acquisition of equipment or in construction, could adversely affect the timing for build-out of the Companies' licenses.

The Companies are developmental companies that have incurred net losses since inception and expect to continue to experience net losses and cash flow deficiencies from operations. As more fully discussed in the Management's
Discussion and Analysis, the Companies will require substantial amounts of additional capital to design, develop and build their PCS network, meet their FCC license debt service requirements, provide for continuing working capital needs, and to market and promote the Companies' services. The Companies are exploring the availability of additional capital. The ability of the Companies to raise the necessary capital is subject to numerous uncertainties and management can provide no assurances that such capital will be raised timely for the built-out of the Companies' PCS system or to meet the debt service requirements of the PCS license debts.


5.     RECENT  ACCOUNTING  PRONOUNCEMENTS
       ----------------------------------

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

6.     21st  CENTURY  TELESIS  (II),  INC.
       -----------------------------------
As described in Note 1, the condensed combined financial statements include in the financial statements of 21st Century Telesis (II), Inc. The condensed balance sheets, statements of operation, and statements of cash flows for 21st II are presented below:



                                                         December 31,    September 30,
                                                             1998            1998
                                                        --------------  ---------------
  Balance Sheets
------------------------------------------------------
                                                                    -                -
    Assets:
      Cash and cash equivalents. . . . . . . . . . . .  $     236,108   $      249,741
      Due from affiliated Company. . . . . . . . . . .      1,912,000                -
      Investment in 21st Century Joint Venture . . . .     15,911,637       16,985,296
                                                        --------------  ---------------
                                                        $  18,059,745   $   17,235,037
                                                        ==============  ===============
    Liabilities:
      Accounts payable and accrued expenses. . . . . .  $      20,930   $       23,995
      Due to 21st Century Joint Venture. . . . . . . .      1,898,412              546
                                                        --------------  ---------------
                                                            1,919,342           24,541
                                                        --------------  ---------------
    Stockholders' equity:
      Common stock . . . . . . . . . . . . . . . . . .          1,000            1,000
      Preference stock . . . . . . . . . . . . . . . .        257,133          257,133
      Additional paid-in capital . . . . . . . . . . .     22,512,839       22,512,839
      Deficit accumulated during the development stage     (6,630,569)      (5,560,476)
                                                        --------------  ---------------
                                                           16,140,403       17,210,496
                                                        --------------  ---------------
                                                        $  18,059,745   $   17,235,037
                                                        ==============  ===============

6.     21st  CENTURY  TELESIS  (II),  INC.  (continued)
       -----------------------------------



                                                      Three Months               Three Months
                                                          ended                     ended        Inception to
                                                       December 31,              December 31,    December 31,
                                                          1998                       1997            1998
                                           -----------------------------------  --------------  --------------
  Statements of Operations
-----------------------------------------
    Revenues - Management fee 21st JV . .  $                                -   $           -   $           -
    Loss from unconsolidated affiliate. .                           1,073,659         394,187       5,991,122
    Management fee to 21st I. . . . . . .                                   -               -         874,000
    Miscellaneous expenses. . . . . . . .                                   -           3,818          51,278
                                           -----------------------------------  --------------  --------------
                                                                    1,073,659         398,005       6,916,400
    Interest income . . . . . . . . . . .                               3,566          31,505         285,831
                                           -----------------------------------  --------------  --------------
    Net income. . . . . . . . . . . . . .                         ($1,070,093)      ($366,500)    ($6,630,569)
                                           ===================================  ==============  ==============


  Condensed Statements of Cash Flows
-----------------------------------------
    Cash flows from operating activities:
      Net losses. . . . . . . . . . . . .                         ($1,070,093)      ($366,500)    ($6,630,569)
      Losses from 21st JV . . . . . . . .                           1,073,659         394,187       5,991,122
      Changes in operating assets
        and liabilities . . . . . . . . .                              (3,065)        (48,062)         20,930
                                           -----------------------------------  --------------  --------------
                                                                          501         (20,375)       (618,517)
    Cash flows from investing activities:
      Investments in 21st JV. . . . . . .                                   -        (744,750)    (21,902,759)

    Cash flows from financing activities:
      Payments of loan payable - net. . .                             (14,134)     (3,175,000)        (13,588)
      Proceeds from issuance of stock . .                                   -               -      22,770,972
                                           -----------------------------------  --------------  --------------
    Net change in cash. . . . . . . . . .                             (13,633)     (3,940,125)        236,108
    Cash at beginning of period . . . . .                             249,741       5,784,145               -
                                           -----------------------------------  --------------  --------------
    Cash at end of period . . . . . . . .  $                          236,108   $   1,844,020   $     236,108
                                           ===================================  ==============  ==============




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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


Results  of  Operations
-----------------------
The Companies have had no revenues from operating activities since their inception. The Companies' sole source of revenues has been interest income earned on invested cash balances. Interest income for the quarter ended December 31, 1998 was $16,053 compared to $60,132 for the quarter ended December 31, 1997. The decrease in interest income is attributable to a decrease in available cash resulting from operations.

Total expenses for the quarter ended December 31, 1998 totaled $1,544,080 compared to $410,375 for the quarter ended December 31, 1997. The increases in expenses for the quarter ended December 31, 1998 were attributable primarily to increased salaries and additional legal and other professional services related to its efforts to secure financing and the contracts associated with the development of its PCS system. During the quarter ended December 31, 1998, the Companies expensed $965,000 of financing costs incurred related to a financing opportunity which management has determined is no longer viable. The Companies have also paid a non-refundable $250,000 financing fee to Banco Paribus pursuant to a senior secured financing commitment that has been recorded as a deposit in the Companies' December 31, 1998 balance sheet. The future realizability of this deferred cost is dependent upon the successful completion of this financing commitment.


Liquidity  and  Capital  Resources

During the years ended September 30, 1997 and 1996 the Companies received proceeds from the issuance of preferred stock by 21st II of $6,554,840 and $15,389,118, respectively, and $801,014 during the period from inception to September 30, 1995. 21st I also received $900,000 during the period from inception to September 30, 1995 from the issuance of its capital stock. During the year ended September 30, 1996, the Companies borrowed $1 million from Siemens Stringybark-Carlson which was repaid in full during the year ended September 30, 1997. Since September 30, 1997, the Companies have not incurred any new debt or raised any new equity capital.

The  Companies  paid $3,387,664 and $11,819,284 during the years ended September
30,  1997  and  1996, respectively, to acquire the PCS licenses from the FCC. On
September 17, 1996, 21st JV entered into 17 notes payable to the FCC totaling $88,373,554 related to the acquisition of 17 C block PCS licenses. On April 28, 1997, 21st BC entered into 8 notes payable to the FCC totaling $3,630,447related to the acquisition of the F block PCS licenses. These notes payable to the FCC, which included favorable financing terms, have been recorded at the net present value of the cash flows required under the FCC notes using an estimated borrowing cost of 13%, which represents management's estimated borrowing cost for debt similar to that issued by the FCC.

The Companies also paid interest to the FCC of $3,093,074 during the year ended September 30, 1997 and $571,950 during the quarter ended December 31, 1998 related to the PCS license debts. Interest costs related to the FCC notes payable, including note discount amortization, have been capitalized and included as a part of the PCS license cost in the Companies combined financial statements.

The FCC issued a reconsider order which went into effect in April 1998, which allowed companies owning C block PCS licenses several options to restructure their license holdings and associated notes payable to the FCC. On June 8, 1998, the Companies elected the disaggregation option to return one-half of the C block PCS license spectrum (15 MHz of the original 30 MHz) in each of the 17 C block PCS licenses of which the Company acquired. The disaggregation election resulted in a 50% reduction in the respective C block license debts and accrued interest owed to the FCC. Additionally, 50% of the original down payment for each license continues to be considered a down payment for obtaining license spectrum. Another 20% of the down payment was applied to reduce current interest owed to the FCC for the remaining license debts. The remaining 30% of the original C block PCS license down payments have been forfeited due to the disaggregation election. At December 31, 1998, the Companies owed the FCC $47,817,211 (undischarged) and accrued interest payable of approximately $1,560,149.

The Companies' disaggregation election resulted in a charge to operations of $2,945,785 being recorded in June 1998 which represented forfeiture of the down payments made to the FCC for the return of the license spectrum. The Companies are prohibited from owning or re-bidding on the disaggregated licenses for two years from the date of the re-auction by the FCC of those licenses.

The Companies capitalized $68,433 during the quarter ended December 31, 1997 and $170,000 during the year ended September 30, 1998 of PCS system development cost.

The Companies had cash available to fund future operations of $719,988 at December 31, 1998 and $2,660,126 at September 30, 1998. Cash available to the Companies declined materially in the quarter ended December 31, 1998 due primarily to the payment of interest due to the FCC, legal and professional costs related to securing financing and contracts, payment of commitment fees and related financing costs, including the write-off of costs related to financing opportunities no longer considered viable, and salaries and administrative costs. As a consequence of these expenditures, which are substantially greater than management had previously anticipated, the Companies' remaining cash is insufficient to make the FCC license payments due by April 29, 1999, or to fund continuing operations past mid-April, 1999. Failure to make an installment payment on any license will bring about its forfeiture, as well as the forfeiture of all amounts previously paid on such license.

At December 31, 1998, the Companies had current liabilities of $1,876,530 and $1,529,561 at September 30, 1998. The Companies' total liabilities were
$37,812,315 at December 31, 1998 and reflect the return of C block license spectrum and the related forgiveness of debt by the FCC in June 1998.

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

In this connection, the Companies entered into an agreement to borrow from Banco Paribus an amount of up to $100 million to finance the deployment of PCS systems in all their Indiana markets except Indianapolis. The lending commitment is subject to a number of contingencies, chief among which is the requirement that the Companies must have secured commitments for $50 million in additional equity by April 15, 1999, with not less than $25 million having been subscribed in cash by such date. The Companies are in active discussion with a number of institutional investors with a view to securing such additional equity, but no assurances can be given that they will be successful in their attempt to raise this additional capital. As of the date of this filing, no additional equity has been subscribed or received by the Companies.

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

Part  II.  Other  Information

N/a.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21st  Century  Telesis  (II),  Inc.

Date:  February  17,  1999
By:     Philip  J.  Chasmar,  Executive  Vice  President/Secretary
     Dion  Whitman,  Acting  Chief  Financial  Officer